Form 10-Q
period 1999-03-31
MARIMBA INC
filed 1999-06-02
CIK 1078295

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO _____


                         COMMISSION FILE NUMBER 00025683

                                  MARIMBA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     77-0422318
    (State of incorporation)                (IRS Employer Identification No.)


                        440 CLYDE AVENUE, MOUNTAIN VIEW,
                     CALIFORNIA 94043 (Address of principal
                     executive offices, including ZIP code)

                                 (650) 930-5282
              (Registrant's telephone number, including area code)

           NONE (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]No [X].

         The number of shares outstanding of the Registrant's Common Stock as of May 5, 1999 was 23,055,125.


================================================================================

                                  MARIMBA, INC.

                                      INDEX



                                                                                                              PAGE NO.
                                                                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Balance Sheets as of March 31, 1999
                and December 31, 1998                                                                              1

                Condensed Consolidated Statements of Operations for the
                Three Months Ended March 31, 1999 and 1998                                                         2

                Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1999 and 1998                                                         3

                Notes to Condensed Consolidated Financial Statements                                               4

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                                7

Item 3.         Qualitative and Quantitative Disclosure About Market Risk                                         20

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                 21

Item 2.         Changes in Securities and Use of Proceeds                                                         21

Item 3.         Defaults Upon Senior Securities                                                                   22

Item 4.         Submission of Matters to a Vote of Security Holders                                               22

Item 5.         Other Information                                                                                 23

Item 6.         Exhibits and Reports on Form 8-K                                                                  23

SIGNATURE                                                                                                         25

EXHIBIT INDEX                                                                                                     26

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


MARIMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE DATA)



                                                                        MARCH 31,         DECEMBER 31,
                                                                          1999                1998
                                                                        ---------         ------------
                                                                                 (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ..............................           $  2,000            $  3,700
     Short-term investments .................................              3,026               4,125
     Accounts receivable, net ...............................              7,845               2,585
     Unbilled receivables ...................................               --                 1,036
     Prepaid expenses and other current assets ..............                298                 371
                                                                        --------            --------
          Total current assets ..............................             13,169              11,817
Property and equipment, net .................................              2,791               2,747
Other assets ................................................                632                 298
                                                                        --------            --------
                                                                        $ 16,592            $ 14,862
                                                                        ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
     Accounts payable and accrued liabilities ...............           $  1,659            $  1,396
     Accrued compensation ...................................              1,799               1,704
     Current portion of capital lease obligations and
       equipment advances ...................................                290                 286
     Deferred revenue .......................................              7,441               5,519
                                                                        --------            --------
          Total current liabilities .........................             11,189               8,905
Long-term portion of capital lease obligations and equipment
  advances, and other long-term liabilities .................                723                 747

Redeemable convertible preferred stock:
     Series A redeemable convertible preferred stock ........              4,055               4,055
     Series B redeemable convertible preferred stock ........             14,898              14,898

Stockholders' equity (net capital deficiency):
     Common stock ...........................................                  1                   1
     Additional paid-in capital .............................              2,941               2,182
     Note receivable from officer ...........................               --                  (160)
     Deferred compensation ..................................               (938)             (1,116)
     Cumulative translation adjustment ......................                (13)                 (6)
     Accumulated deficit ....................................            (16,264)            (14,644)
                                                                        --------            --------
          Stockholders' equity (net capital deficiency) .....            (14,273)            (13,743)
                                                                        --------            --------
                                                                        $ 16,592            $ 14,862
                                                                        ========            ========


                             See accompanying notes.

                                  MARIMBA, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ----------------------------
                                                                      1999               1998
                                                                   --------            --------
                                                                            (unaudited)
Revenues:
     License ...........................................           $  4,509            $  2,491
     Service ...........................................              1,622                 519
                                                                   --------            --------
Total revenues .........................................              6,131               3,010
Cost of revenues:
     License ...........................................                 29                  17
     Service ...........................................                635                 488
                                                                   --------            --------
Total cost of revenues .................................                664                 505
                                                                   --------            --------
Gross profit ...........................................              5,467               2,505
Operating expenses:
     Research and development ..........................              1,839               1,211
     Sales and marketing ...............................              4,256               2,082
     General and administrative ........................                856                 750
     Amortization of deferred compensation .............                178                --
                                                                   --------            --------
Total operating expenses ...............................              7,129               4,043
                                                                   --------            --------
Loss from operations ...................................             (1,662)             (1,538)
Interest income, net ...................................                 44                 149
                                                                   --------            --------
Loss before income taxes ...............................             (1,618)             (1,389)
Provision for income taxes .............................                  2                --
                                                                   --------            --------
Net loss ...............................................             (1,620)             (1,389)
Other comprehensive loss:
     Translation adjustment ............................                 (7)               --
                                                                   --------            --------
Comprehensive loss .....................................           $ (1,627)           $ (1,389)
                                                                   ========            ========
Basic and diluted net loss per share ...................           $   (.13)           $   (.18)
                                                                   ========            ========
Weighted-average shares of common stock outstanding
  used in computing basic and diluted net loss per share             12,203               7,898
                                                                   ========            ========
Pro forma basic and diluted net loss per share .........           $   (.09)           $   (.10)
                                                                   ========            ========
Shares used in computing pro forma basic and diluted
  net loss per share ...................................             17,956              13,651
                                                                   ========            ========



                             See accompanying notes.

                                  MARIMBA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                       1999              1998
                                                                     --------         --------
                                                                             (unaudited)
OPERATING ACTIVITIES
Net loss ....................................................        $ (1,620)        $ (1,389)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization ..........................             278              175
     Amortization of deferred compensation ..................             178             --
     Other ..................................................              (7)            --
     Changes in operating assets and liabilities:
       Accounts receivable, net .............................          (5,260)             496
       Unbilled receivables .................................           1,036             --
       Prepaid expenses and other current assets ............              73              222
       Other assets .........................................             108             (150)
       Accounts payable and accrued liabilities .............             263             (935)
       Accrued compensation .................................              95           (1,044)
       Deferred revenue .....................................           1,922              730
                                                                     --------         --------
          Net cash used in operating activities .............          (2,934)          (1,895)
                                                                     --------         --------
INVESTING ACTIVITIES
Capital expenditures ........................................            (322)            (375)
Sales of short-term investments .............................           1,099             --
                                                                     --------         --------
          Net cash provided by (used in) investing activities             777             (375)
                                                                     --------         --------
FINANCING ACTIVITIES
Repayment of note receivable from officer ...................             160             --
Prepaid offering expenses ...................................            (442)            --
Proceeds from issuance of common stock, net of repurchases ..             759               67
Principal payments under capital lease obligations ..........             (20)             (30)
                                                                     --------         --------
          Net cash from financing activities ................             457               37
                                                                     --------         --------
Net decrease in cash and cash equivalents ...................          (1,700)          (2,233)
Cash and cash equivalents at beginning of period ............           3,700           14,402
                                                                     --------         --------
Cash and cash equivalents at end of period ..................        $  2,000         $ 12,169
                                                                     ========         ========


                             See accompanying notes.

                                  MARIMBA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 1998 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba's Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on February 12, 1999 (the "Registration Statement"). Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per share, as presented in the statements of operations, has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of the redeemable convertible preferred stock (using the if-converted method) from the original date of issuance.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share:


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      -------------------------
                                                                        1999            1998
                                                                      --------         --------
                                                                      (in thousands, except per
                                                                             share data)
       Net loss ..............................................        $ (1,620)        $ (1,389)
                                                                      ========         ========
       Basic and diluted:
            Weighted-average shares of common stock
              Outstanding ....................................          13,410           13,078
            Less weighted-average shares subject to repurchase          (1,207)          (5,180)
                                                                      --------         --------
            Weighted-average shares used in computing
              basic and diluted net loss per common share ....          12,203            7,898
                                                                      --------         --------
            Basic and diluted net loss per common share ......        $   (.13)        $   (.18)
                                                                      ========         ========
       Pro forma:
            Shares used above ................................          12,203            7,898
            Pro forma adjustment to reflect weighted-average
              effect of the assumed conversion of redeemable
              convertible preferred stock ....................           5,753            5,753
                                                                      --------         --------
            Shares used in computing pro forma basic and
              diluted net loss per share .....................          17,956           13,651
                                                                      --------         --------
            Pro forma basic and diluted net loss per share ...        $   (.09)        $   (.10)
                                                                      ========         ========

     Marimba has excluded all redeemable convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Marimba from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Weighted-average options and warrants outstanding to purchase 1,972,500 and

820,700 shares of common and redeemable convertible preferred stock for the three months ended March 31, 1999 and 1998, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Revenue Concentration

     Three customers accounted for 18%, 11% and 10% of revenue in the first quarter of 1999. In the first quarter of 1998, one customer comprised 52% of revenue.



2.   SHAREHOLDER APPROVALS

Amended and Restated Certificate of Incorporation and Bylaws

     On March 12, 1999, the shareholders approved an amended and restated certificate of incorporation that (i) sets the authorized number of shares of common stock to 80,000,000 and undesignated preferred stock to 10,000,000, (ii) deletes provisions specifying the rights, preferences and privileges of Marimba's preferred stock, and (iii) provides that stockholder action may not be taken by written consent. The shareholders also approved amended and restated bylaws that (i) requires the approval of 30% of the stockholders to call a special meeting, (ii) provides for the indemnification of officers and directors, and (iii) deletes provisions related to the right of first refusal. The amended and restated certificate of incorporation and bylaws are effective upon the closing of Marimba's initial public offering.


1999 Employee Stock Purchase Plan

     On March 12, 1999, the shareholders approved the adoption of Marimba's 1999 employee stock purchase plan (the "1999 Purchase Plan"). A total of 500,000 shares of common stock has been reserved for issuance under the 1999 Purchase Plan, plus, commencing on January 1, 2000, annual increases equal to the lesser of 500,000 shares, 2% of the outstanding common shares on such date or a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of Marimba's common stock through periodic payroll deductions of up to 10% of base cash compensation. No more than 500 shares may be purchased by each employee on any purchase date (April 30 and October 31 of each year). Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Marimba's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period will commence on the effectiveness of the initial public offering and will end on April 30, 2001.

1999 Omnibus Equity Incentive Plan

     On March 12, 1999, the shareholders approved the adoption of Marimba's 1999 Omnibus Equity Incentive Plan (the "1999 Omnibus Plan"), subject to stockholder approval. A total of 1,250,000 shares of common stock have been reserved for issuance to eligible participants under the 1999 Omnibus Plan. The types of awards that may be made under the 1999 Omnibus Plan are options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Any shares not yet issued under Marimba's 1996 Stock Plan as of the date of Marimba's initial public offering will be available for grant under the 1999 Omnibus Plan. The exercise price for incentive stock options may not be less than 100% of the fair market value of Marimba's common stock on the date of grant (85% for nonstatutory options). In the event of a change in control of Marimba, an option or award under the 1999 Omnibus Plan will become fully exercisable and fully vested if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under the 1999 Omnibus Plan.

1999 Non-Employee Directors Option Plan

     On March 12, 1999, the shareholders approved the adoption of Marimba's Non-Employee Directors Option Plan (the "1999 Directors Plan"), subject to stockholder approval. A total of 150,000 shares of common stock have been reserved per issuance to non-employee members of the board of directors. Commencing January 1, 2000, the number of shares reserved per issuance will be increased automatically to restore the total number of shares available under this plan to 150,000 shares.


3.   LEGAL MATTERS


     On March 3, 1997, Novadigm, Inc. filed a complaint against Marimba in the United States District Court for the Northern District of California, alleging infringement of a patent held by Novadigm. Novadigm alleges that Marimba's infringement relates to certain methods for updating data and software over a computer network used in the Castanet products. In its complaint, Novadigm requests preliminary and permanent injunctions prohibiting Marimba and other specified persons from making, using or selling any infringing products, as well as damages, costs, and attorneys' fees. The complaint also alleges that Marimba has willfully infringed Novadigm's Patent, and seeks up to triple damages pursuant to the United States Patent Act. To date, both parties have conducted substantial discovery. If the court does not enter judgment based on any dispositive motions, a jury trial of this action is currently scheduled to begin in September 1999.

     Marimba believes that it has strong defenses against Novadigm's lawsuit. Accordingly, Marimba intends to defend this suit vigorously. However, Marimba may not prevail in this litigation. Litigation is subject to inherent uncertainties, especially in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. In addition, cases such as this are likely to involve issues of law that are evolving, presenting further uncertainty. Marimba's defense of this litigation, regardless of the merits of the complaint, has been, and will likely continue to be, time-consuming, costly and a diversion for Marimba's technical and management personnel. The failure of Marimba to prevail in this litigation could have a material adverse effect on Marimba's results of operations and financial condition.


4.   SUBSEQUENT EVENTS

Initial Public Offering

      On April 30, 1999, Marimba sold 3,548,000 shares of common stock in an underwritten public offering and on May 4, 1999 sold an additional 188,000 shares through the exercise of the underwriters' over-allotment option for net proceeds of approximately $69,500,000, before offering expenses. Simultaneously with the closing of the public offering, all 5,753,566 shares of Marimba's preferred stock were converted to common stock on a one for one basis. Additionally, warrants to purchase 16,865 shares of Series A redeemable convertible preferred stock were converted to common stock on a one for one basis.

Deferred Compensation

      In April 1999, Marimba granted to employees options to purchase 1,047,000 shares of common stock at an exercise price of $15.00 per share. Marimba recorded deferred compensation of $2,094,000, representing the difference between the exercise price of options granted to employees and the deemed fair value of our common stock for financial reporting purposes. This deferred compensation is in addition to $1,367,000 of deferred compensation recorded during 1998.

      Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. This compensation expense relates to options awarded to individuals in all operating expense categories. The amortization of deferred compensation will approximate $1,410,000 for 1999, $1,008,000 for 2000, $530,000 for 2001, $230,000 for 2002 and $33,000 for 2003.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Marimba's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below, as well as Risk Factors included in the Registration Statement. All forward-looking statements in this document are based on information available to Marimba as of the date hereof and Marimba assumes no obligation to update any such forward-looking statements.


OVERVIEW

     Marimba is a leading provider of Internet-based software management solutions that enable companies to expand their market reach, streamline business processes and strengthen relationships with customers, business partners and employees. Our Castanet product family provides an efficient and reliable way for enterprises to distribute, update and manage applications and related data over corporate intranets, extranets and the Internet.

     In January 1997, we released our first version of Castanet and, to date, have derived substantially all our revenues from the license of Castanet and related services. We licensed Castanet in early 1997 to enterprises primarily for pilot programs that involved limited deployments. In 1997, we grew our organization by hiring personnel in key areas, particularly sales, research and development and marketing. During 1998, we continued to develop and market our Castanet products and enhanced the core Castanet infrastructure with products that provided greater centralized management control and the ability to distribute applications written in leading programming languages. Also in 1998, we sold several licenses of Castanet to repeat customers for larger scale production deployments. During this time period, we continued to make substantial investments in our internal infrastructure by hiring employees throughout the organization. In March 1999, we released Castanet 4.0, which provides enhanced Internet services management capabilities.

     Revenues to date have been derived primarily from the license of our Castanet products and to a lesser extent from maintenance and support, consulting and training services. Customers who license Castanet generally purchase maintenance contracts, typically covering a 12-month period. Additionally, customers may purchase consulting, which is customarily billed by us at a fixed daily rate plus out-of-pocket expenses. We also offer training services that are billed on a per student or per class session basis.

     We recognize software license revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition," as amended by Statement of Position 98-4. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and are effective for our transactions entered into after January 1, 1998. The application of SOP 97-2 has not had a material impact on our results of operations.

     In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions. SOP 98-9 amends SOP 97-2 and SOP 98-4 extending the deferral of the application of provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15,

1999. We have not yet determined the effect of the final adoption of SOP 98-9 on our financial condition or operating results. However, Marimba believes that SOP 98-9 may require more revenue to be deferred for some types of transactions.

     License revenues are comprised of perpetual or multiyear license fees which are primarily derived from contracts with corporate customers and resellers. We recognize license revenues after execution of a license agreement or receipt of a definitive purchase order and delivery of the product to end-user customers, provided that there are no uncertainties surrounding product acceptance, the license fees are fixed and determinable, collectibility is probable and we have no remaining obligations. Revenues on arrangements with customers who are not the ultimate users, primarily resellers, are not recognized until the software is sold through to the end user. If the fee due from the customer is not fixed or determinable, revenues are recognized as payments become due from the customer. If collectibility is not considered probable, revenues are recognized when the fee is collected. Advance payments are recorded as deferred revenue until the products are delivered, services are provided, or obligations are met. Service revenues are comprised of revenues from maintenance agreements, consulting and training fees. Revenues from maintenance agreements are recognized on a straight-line basis over the life of the related agreement, which is typically one year. We recognize service revenues from training and consulting as such services are delivered.

     We market our products worldwide through a combination of a direct sales force, resellers, system integrators and distributors. Tivoli is a reseller of our products and has accounted for a decreasing percentage of our total revenues. Tivoli accounted for approximately 18% of our revenues in 1998. This includes approximately 40% of our revenues in the third quarter of 1998 and approximately 20% of our revenues in the fourth quarter of 1998. During the first quarter of 1999, Tivoli accounted for less than 10% of our revenues. The decrease in Tivoli revenues as a percentage of total revenues is due to growth in our direct sales, as well as the release of Tivoli's Cross-Site product. Our reseller agreement with Tivoli provides for the resale of our products at substantial discounts from list price. Consequently, the gross margin on these sales is generally lower than the gross margin on our direct sales.

     We have an original equipment manufacturer agreement with Tivoli under which Tivoli has built upon the Castanet infrastructure to develop a product called Cross-Site, which was released in April 1999. Any revenues from Tivoli under this agreement will be from per seat royalty payments on sales of Cross-Site that contain the Castanet infrastructure. The per seat payments under this agreement will be less than the per seat payments we currently have under our reseller agreement with Tivoli. We expect to generate revenues from royalties on sales of Cross-Site beginning in 1999 and expect that revenues from the resale of Castanet under the Tivoli reseller agreement will continue to rapidly decrease and become insignificant. Any failure of Cross-Site to achieve widespread market acceptance could significantly harm our business and operating results.

     Despite our revenue growth, we have incurred significant losses since inception and, as of March 31, 1999, we had an accumulated deficit of approximately $16.3 million. We believe our success depends on further increasing our customer base and on growth in the emerging Internet services management market. Accordingly, we intend to continue to invest heavily in sales, marketing and research and development. Furthermore, we expect to continue to incur substantial operating losses at least through 1999, and our expected increase in operating expenses will require significant increases in revenues before we become profitable.

     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Additionally, despite our sequential quarterly revenue growth during 1998 and the first quarter of 1999, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data as a percentage of total revenues for the three months ended March 31, 1999 and 1998. This data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registration Statement.


                                                          THREE MONTHS
                                                            MARCH 31,
                                                      --------------------
                                                       1999           1998
                                                      -----          -----
       CONSOLIDATED STATEMENT OF OPERATIONS DATA:
       Revenues:
         License .............................         73.5%          82.8%
         Service .............................         26.5           17.2
                                                      -----          -----
       Total revenues ........................        100.0          100.0
       Cost of revenues:
         License .............................          0.5            0.6
         Service .............................         10.4           16.2
                                                      -----          -----
       Total cost of revenues ................         10.9           16.8
                                                      -----          -----
       Gross profit ..........................         89.1           83.2
       Operating expenses:
         Research and development ............         30.0           40.2
         Sales and marketing .................         69.4           69.2
         General and administrative ..........         14.0           24.9
         Amortization of deferred compensation          2.9            0.0
                                                      -----          -----
       Total operating expenses ..............        116.3          134.3
                                                      -----          -----
       Loss from operations ..................        (27.2)         (51.1)
       Interest income, net ..................          0.8            5.0
                                                      -----          -----
       Loss before income taxes ..............        (26.4)         (46.1)
       Provision for income taxes ............         (0.0)          (0.0)
                                                      -----          -----
       Net loss ..............................        (26.4)%        (46.1)%
                                                      =====          =====



REVENUES

     Total revenues increased $3.1 million, or 104%, to $6.1 million in the first quarter of 1999 from $3.0 million in the first quarter of 1998.

     License Revenues. Substantially all license revenues have been derived from sales of our Castanet products. License revenues increased $2.0 million, or 81%, to $4.5 million in the first quarter of 1999 from $2.5 million in the first quarter of 1998. The increase in license revenues was due primarily to an increase in sales to new and existing customers.

     Service Revenues. Service revenues include maintenance and support, consulting and training. Service revenues increased $1.1 million, or 212%, to $1.6 million in the first quarter of 1999 from $519,000 in the first quarter of 1998. As a percentage of total revenues, service revenues increased to 26.5% in the first quarter of 1999 from 17.2% in the first quarter of 1998. The increase in service revenues was due primarily to increased revenues from customer maintenance contracts as our customer base has expanded. Also, we increased our consulting service revenues as customers utilized more of our consulting organization.

COSTS OF REVENUES

     Cost of License Revenues. Cost of license revenues consists primarily of the fees for third-party software products integrated into Castanet. Cost of license revenues remained approximately 0.5% of total revenues during the first quarter of 1999 and the first quarter of 1998. We expect cost of license revenues to increase in absolute amount during 1999, but to remain a relatively small percentage of total revenues.

     Cost of Service Revenues. Cost of service revenues increased to $635,000 in the first quarter of 1999 from $488,000 in the first quarter of 1998, representing 39% and 94% of service revenue. The increase in absolute dollars of cost of service revenues in the first quarter of 1999 compared to the first quarter of 1998 was due primarily to growth in our customer support organization and an increase in consulting costs commensurate with the increase in consulting revenues. The decrease in cost of service revenues as a percentage of service revenues was primarily due to the economies of scale provided by a larger number of maintenance contracts that were serviced by our customer support organization.

OPERATING EXPENSES

     Research and Development. Research and development expenses increased to $1.8 million in the first quarter of 1999 from $1.2 million in the first quarter of 1998. The increase in research and development expenses was due to an increase in engineering personnel and related costs, as well as an increase in third-party consulting costs.

     Sales and Marketing. Sales and marketing expenses increased to $4.3 million in the first quarter of 1999 from $2.1 million in the first quarter of 1998. The increase in sales and marketing expenses was due primarily to growth in our sales and marketing organizations, an increase in sales commissions resulting from increased sales, an increase in the number of regional and international sales offices and expansion of our marketing programs and advertising. For example, we increased the number of sales and marketing personnel to 66 employees at March 31, 1999 from 49 employees at March 31, 1998.

     General and Administrative. General and administrative expenses increased to $856,000 in the first quarter of 1999 from $750,000 in the first quarter of 1998. The increase in general and administrative expenses was due to growth of our administrative organizations in support of the overall growth of Marimba. Additionally, we have incurred significant outside legal costs in defense of Novadigm's complaint against us alleging patent infringement filed in March 1997. We expect to incur significant additional costs related to this complaint in the future and expect these costs to materially increase when we go to trial. A trial is currently scheduled for September 1999. We also expect general and administrative expenses to increase as a result of being a public company.

     Deferred Compensation. We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we will record additional deferred compensation of approximately $2.1 million. Deferred compensation is amortized over the vesting periods of the options on a graded vesting method. We amortized deferred compensation of $251,000 during 1998 and $178,000 during the first quarter of 1999. The amortization of deferred compensation recorded will approximate $1,410,000 for 1999, $1,008,000 for 2000, $530,000 for 2001, $230,000 for 2002 and $33,000 for
2003.

     Interest Income, Net. Interest income, net decreased to $44,000 in the first quarter of 1999 from $149,000 in the first quarter of 1998 due to generally lower invested cash balances resulting from Marimba's use of cash for operations and capital purchases.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, our principal sources of liquidity included approximately $5.0 million of cash, cash equivalents and short-term investments and a credit facility with a bank. This credit facility provides us up to $6.5 million in total borrowings, of which $4.0 million of borrowings are available for loans of up to 80% of our eligible accounts receivable, $1.0 million is available under a non-formula based advance and $1.5 million is available for equipment advances. As of March 31, 1999, we had $811,000 in outstanding borrowings for equipment advances. Borrowings under this credit facility are provided at the bank's prime rate and are secured by substantially all of our assets. On May 19, 1999, we repaid all outstanding bank borrowings. The credit facility expires on May 26, 1999.

     In May 1999, we sold shares of our common stock in our initial public offering generating net proceeds of approximately $69.5 million, before offering expenses. A portion of the net proceeds will pay for costs of the offering and repay existing equipment advances under the credit facility with the balance remaining for general corporate purposes.

     Cash used in operations increased to $2.9 million in the first quarter of 1999 from $1.9 million in the first quarter of 1998 due to a higher net loss and an increase in accounts receivables, partially offset by an increase in deferred revenue during the first quarter of 1999.

     Net cash from financing activities was $457,000 in the first quarter of 1999 due primarily to purchases of common stock, partially offset by prepaid costs of the Marimba's initial public offering. Offering expenses will be offset against the net proceeds of the offering in the second quarter of 1999.

     We currently anticipate that the net proceeds from our initial public offering, together with our current cash, cash equivalents, short-term investments and the bank credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, cash generated from operations, if any, may not be sufficient to satisfy our liquidity requirements. We may therefore need to sell additional equity or raise funds by other means. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

YEAR 2000 COMPLIANCE

Background of Year 2000 Issues

     Many currently installed computer and communications systems and software products are unable to distinguish 21st century dates from 20th century dates. This situation could result in system failures or miscalculations causing disruptions in the operations of any business. As a result, many companies' software and computer and communications systems may need to be upgraded or replaced to comply with these Year 2000 requirements.

Customer Representations and Warranties

     We generally represent and warrant to our customers that the occurrence of the date January 1, 2000 and any related leap-year issues will not cause our products to fail to operate properly. This warranty generally includes representations regarding the ability of our product to store, display, calculate, compute and otherwise process date-related data. Our warranty generally applies only to our products and excludes failures resulting from the combination of our products with other software or hardware or from the use of our software in a manner not in accordance with the related documentation.

     If we breach this warranty, remedies in most cases include commercially reasonable efforts to replace the software and to advise the customer how to achieve substantially the same functionality through different procedures, as well as payment of monetary damages, subject to limitations.

Our Product Testing and Licensing

     We have tested all of our products for Year 2000 compliance. We derived our testing method from our review and analysis of the Year 2000 testing practices of other software vendors, relevant industry Year 2000 compliance standards and the specific functionality and operating environment of our products. The tests are run on all supported platforms for each release and include testing for date calculation and internal storage of date information with test numbers starting in 1999 and going over the Year 2000 boundary. Based on these tests, we believe our products to be Year 2000 compliant with respect to date calculations and internal storage of date information.

     We have identified one Year 2000 date-related limitation in earlier versions of Castanet. Versions of Castanet before version 3.2 display date information to the user in a manner that uses only two digits to represent a year. A two-digit display of the Year 2000 could cause a user to believe the year represented was the Year 1900 instead of the Year 2000. This limitation does not affect either computation of data in our products or operation of the products. All versions of Castanet currently being shipped use four digits for the display of date data.

Interaction of Our Products with Third-Party Software

     Our products contain, operate with and depend on third-party code that we may not be able to independently verify is Year 2000 compliant. Substantially all of our products interface with and depend on Sun's JVM (Java Virtual Machine). Sun has indicated that the version of the JVM on which Castanet 3.0, Castanet 4.0, and all later versions depend, is Year 2000 compliant, but Sun has made no similar statement regarding earlier versions of the JVM. Our products also contain and depend on software licensed to us from RSA Data Security, Inc., Netscape Communications Corporation, VeriSign, Inc. and Phaos Technology Corporation. Although each of those companies has made representations that the licensed code is Year 2000 compliant, we may not be able to verify this by independent testing. Finally, our products also interact with external sources including other software programs and operating systems which may not be Year 2000 compliant or which may not provide date data to our products in a manner that is Year 2000 compliant. Any interaction with third-party software which is not Year 2000 compliant could cause our products to fail to properly operate or to properly process date information.

Our Internal Systems

     Although we do not have a formal contingency plan to address Year 2000 issues, we are in the preliminary stages of assessing our internal risks associated with the Year 2000 issue. We are working internally and with third-party vendors to assure that we are prepared for the Year 2000. We have inventoried our internal software and hardware systems, as well as products and services provided by third-party vendors. These systems include those related to product delivery, customer service, internal and external communications, accounting and payroll, which we consider critical areas of our business. We are seeking vendor certification for all third-party systems and plan to develop a detailed risk assessment and action plan that will include testing of both critical systems and systems for which no certification has been obtained. The identification, certification and risk assessment phases of our Year 2000 project are expected to be completed by the end of June 1999. Subsequent phases will include our own tests, tests conducted by third-party consultants and the development of contingency plans and/or corrective solutions for systems which have been identified to be noncompliant. We expect these phases will continue through the first half of 1999.

Costs of Addressing Year 2000 Compliance

     To date, our costs to address Year 2000 compliance have not been significant. Based on our preliminary evaluations, we do not believe we will incur significant operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. Although we have not yet developed an exact estimate of these costs, we expect the total costs to be less than $100,000. However, significant uncertainty exists concerning the potential costs and effects associated with Year 2000 compliance. Any Year 2000 compliance problem experienced by us or our customers could decrease demand for our products which could seriously harm our business and operating results.



OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

Our Limited Operating History May Prevent Us From Achieving Success in Our Business

     We were founded in February 1996 and have a limited operating history. We began offering our Castanet product in January 1997 and released Castanet 4.0 in March 1999. As a result, we have a limited operating history that may prevent us from achieving success in our business. The revenues and income potential of our business and market are unproven. We will encounter challenges and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. We may not successfully address any of these challenges and the failure to do so would seriously harm our business and operating results. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business.

We Have Incurred Losses and We Expect Future Losses

     Our failure to significantly increase our revenues would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. As of March 31, 1999, we had an accumulated deficit of $16.3 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to significantly increase our quarterly revenues to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

Our Quarterly Operating Results Are Volatile and Future Operating Results Remain Uncertain

     Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of our future performance. In the future, our operating results will likely be below the expectations of securities analysts and investors. Our failure to meet these expectations would likely seriously harm the market price of our common stock. Operating results vary depending on a number of factors, many of which are outside our control.

     In addition, we anticipate that the size of customer orders may increase as we focus on larger business accounts. As a result, a delay in recognizing revenue, even from just one account, could have a significant negative impact on our operating results. In the past, a significant portion of our sales have been realized near the end of a quarter. As a result, a delay in an anticipated sale past the end of a particular quarter could negatively impact our operating results.

     We expect that revenues in the first quarter of each year will be lower than revenues in the fourth quarter of the preceding year. We believe this trend will be primarily due to the annual nature of budgetary, purchasing and sales cycles.

     Our expense levels are relatively fixed and are based, in part, on expectations as to future revenues. As a result, if revenue levels fall below our expectations, our net loss will increase because only a small portion of our expenses vary with our revenues.

We Expect Significant Increases in Our Operating Expenses

     We intend to substantially increase our operating expenses as we:

     - Increase our sales and marketing activities, including expanding our direct sales force;

     -    Increase our research and development activities;

     -    Expand our customer support and professional services organizations;
          and

     -    Expand our distribution channels.

     With these additional expenses, we must significantly increase our revenues in order to become profitable. These expenses will be incurred before we generate any revenues by this increased spending. If we do not significantly increase revenues from these efforts, our business and operating results would be seriously harmed.

Our Success Depends on Our Castanet Product Family and New Product Development

     We expect to continue to derive substantially all of our revenues from our Castanet software product family and related services. A decline in the price of Castanet or our inability to increase sales of Castanet would seriously harm our business and operating results. We cannot predict Castanet's success. In March 1999 we introduced Castanet 4.0, which is designed to provide customers with additional functionality. Castanet 4.0 may not provide the benefits we expect, and Castanet 4.0 could fail to meet customers' requirements or achieve widespread market acceptance.

     Our strategy requires Castanet to be highly scalable -- in other words, able to rapidly increase deployment size from a limited number of end-users to a very large number of end-users. If we are unable to achieve this level of scalability, the attractiveness of our products and services would be diminished.

We Need to Develop and Introduce New Technologies

     To provide a comprehensive Internet services management solution, we will need to develop and introduce new products which offer functionality that we do not currently provide. We may not be able to develop these technologies and therefore we may not be able to offer a comprehensive Internet services management solution. In addition, in the past we have experienced delays in new product releases, and we may experience similar delays in the future. If we fail to deploy new product releases on a timely basis, our business and operating results could be seriously harmed.

We Depend on the Growth of Our Customer Base

     Our success is substantially dependent on the continued growth of our customer base. If we fail to increase our customer base, our business and operating results would be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and cost-effectiveness of our products and services as well as our ability to effectively market our products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices.

We Depend on Increased Business from Our Current Customers

     If we fail to generate repeat and expanded business from our current customers, our business and operating results would be seriously harmed. Most of our customers initially make a limited purchase of our products and services for pilot programs. Many of these customers may not choose to purchase additional licenses to expand their use of Castanet. In addition, as we deploy new versions of Castanet or introduce new products, our current customers may not require the functionality of our new products and may not ultimately license these products.

     Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenues would negatively impact our future service revenues. In addition, if customers elect not to renew their maintenance agreements, our service revenues could be significantly adversely affected.

We Have a Long Sales Cycle that Depends upon Factors Outside Our Control

     A customer's decision to purchase Castanet typically involves a significant commitment of resources and is influenced by the customer's budget cycles. In addition, selling Castanet requires us to educate potential customers on its use and benefits. As a result, our products have a long sales cycle which can take over six months. We face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

We Depend on Our Relationship with Tivoli

     Tivoli, has been a primary reseller of our products. Because a significant amount of our revenues has been and is expected to be derived from Tivoli, we are dependent on our relationship with Tivoli. Any disruption of our relationship with Tivoli would seriously harm our business and operating results.

     In March 1998, we entered into an original equipment manufacturer agreement with Tivoli under which Tivoli is building upon the Castanet infrastructure to develop a product called Cross-Site. Tivoli released Cross-Site in April 1999. We expect to generate revenues from royalties on sales of Cross-Site beginning in 1999 and expect that revenues from Tivoli's resale of Castanet will rapidly decrease and become insignificant as Tivoli transitions its efforts to the sale of Cross-Site. Our reseller agreement with Tivoli expires upon the earlier of June 30, 1999 or written notice provided to us by Tivoli. The change in our relationship with Tivoli from a reseller relationship to an original equipment manufacturer relationship will require significantly increased ongoing technological assistance to, and collaboration with Tivoli to support the integration of Castanet into Cross-Site. This collaboration may be unsuccessful.

     Tivoli might fail to successfully market and sell Cross-Site. Any failure of Cross-Site to achieve widespread market acceptance could significantly harm our business and operating results. Because Cross-Site is built upon the Castanet infrastructure, we expect Cross-Site to compete with our Castanet products.

Novadigm Has Claimed that We Infringe Its Intellectual Property

     On March 3, 1997, Novadigm filed a complaint against us in the United States District Court for the Northern District of California, alleging infringement by us of a patent held by Novadigm (U.S. Patent No. 5,581,764, the "Novadigm Patent"). Novadigm alleges that our infringement relates to methods for updating data and software over a computer network that we use in our Castanet products. The complaint also alleges that we have willfully infringed the Novadigm Patent and seeks up to triple damages under the United States Patent Act. On May 2, 1997, we filed our answer to Novadigm's complaint and filed a counterclaim against Novadigm.

     Litigation is subject to inherent uncertainties. In addition, cases like this generally involve issues of law that are evolving, presenting further uncertainty. Our defense of this litigation, regardless of the merits of the complaint, has been, and will likely continue to be, time-consuming and a diversion for our personnel. In addition, publicity related to this litigation has in the past, and will likely in the future, have a negative impact on the sale of our Castanet products.

     A failure to prevail in the litigation could result in:

     - Our paying monetary damages, which could be tripled if the infringement is found to have been willful;

     - The issuance of a preliminary or permanent injunction requiring us to stop selling Castanet in its current form;

     - Our having to redesign Castanet, which could be costly and time-consuming and could substantially delay Castanet shipments, assuming that a redesign is feasible;

     - Our having to reimburse Novadigm for some or all of its attorneys' fees;

     - Our having to obtain from Novadigm a license to its patent, which license might not be made available to us on reasonable terms, particularly because Novadigm is a competitor; or

     - Our having to indemnify our customers against any losses they may incur due to the alleged infringement.

     Any of these results would seriously harm our business and operating results. Furthermore, we expect to continue to incur substantial costs in defending against this litigation and these costs could increase significantly if our dispute goes to trial. It is possible that these costs could substantially exceed our expectations in future periods.

Our Markets Are Highly Competitive

     Our markets are new, rapidly evolving and highly competitive, and we expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position could seriously harm our business and operating results. We encounter current or potential competition from a number of sources, including:

     - Sellers of enterprise-wide management systems, which include electronic software distribution;

     - Companies that market products that support the distribution of software applications; and

     -    Desktop software management suites.

     In addition, we compete with various methods of application distribution and management, including the web browser, and with application server vendors and others that have introduced software distribution capabilities into their products.

     Potential competitors may bundle their products or incorporate an Internet services management component into existing products in a manner that discourages users from purchasing our products. For example, we expect that future releases of Microsoft's Windows operating systems, which manage the programs on a computer, will include components addressing Internet services management functions. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can.

     Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have more extensive customer bases and broader customer relationships that they could leverage, including relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional services organizations than we do. In addition, these companies may adopt aggressive pricing policies.

Protection of Our Intellectual Property Is Limited

     We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources and could seriously harm our business and operating results. In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States.

We May Be Found to Infringe Proprietary Rights of Others

     Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, or limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the proprietary rights of others. Furthermore, companies in the software market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

     - Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     - Obtain a license from the holder of the infringed intellectual property right; and

     -    Redesign products or services.

     In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. For a description of our current litigation with Novadigm, Inc. please see "Novadigm Has Claimed that We Infringe Its Intellectual Property."

We Depend upon Third-Party Distribution Relationships and Need to Develop New Relationships

     We have a limited number of distribution agreements and we may not be able to increase our number of distribution relationships or maintain our existing relationships. For example, Netscape, a reseller of our products, accounted for a significant amount of our revenues in 1997 and 1998. Netscape is no longer an active reseller of our products, and we do not expect material revenues from Netscape in the future.

     Our current agreements with our channel partners do not prevent these companies from selling products of other companies, including products that may compete with our products, and do not generally require these companies to purchase minimum quantities of our products. These distributors could give higher priority to the products of other companies or to their own products, than they give to our products. In addition, sales through these channels generally have a lower price than direct sales. As a result, while the loss of, or significant reduction in sales volume to any of our current or future distribution partners could seriously harm our revenues and operating results, a significant increase in sales through these channels could also negatively impact our gross margins.

We Need to Develop and Expand Our Sales, Marketing and Distribution Capabilities

     We need to expand our marketing and direct sales operations in order to increase market awareness of our products, market Castanet to a greater number of enterprises and generate increased revenues. However, competition for qualified sales personnel is intense and we may not be able to hire enough qualified individuals in the future. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New hires require extensive training and typically take at least six months to achieve full productivity. In addition, we have limited experience marketing our products broadly to a large number of potential customers.

We Need to Expand Our Professional Services

     We may not be able to attract, train or retain the number of highly qualified services personnel that our business needs. We believe that growth in our product sales depends on our ability to provide our customers with professional services and to educate third-party resellers and consultants on how to provide similar services. As a result, we plan to increase the number of our services personnel to meet these needs. However, competition for qualified services personnel is intense.

     We expect our service revenues to increase in dollar amount as we continue to provide support, consulting and training services that complement our products and as our installed base of customers grows. This could negatively impact our gross margin because margins on revenues derived from services are generally lower than margins on revenues derived from the license of Castanet.

Expanding Internationally Is Expensive, We May Receive No Benefit from Our Expansion and Our International Operations Are Subject to Governmental Regulation

     We plan to increase our international sales force and operations. However, we may not be successful in increasing our international sales. In addition, our international business activities are subject to a variety of risks, including the adoption of laws, currency fluctuations, actions by third parties and political and economic conditions that could restrict or eliminate our ability to do business in foreign jurisdictions. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

     Export, and in some cases, import clearances must be obtained before Castanet can be distributed internationally. Current or new government laws and regulations, or the application of existing laws and regulations, could expose us to significant liabilities, significantly slow our growth and seriously harm our business and operating results.

We Must Manage Our Growth and Expansion

     Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could seriously harm our business and operating results. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. In addition, our growth has resulted, and any future growth will result, in increased responsibilities for management personnel.

We Must Retain and Attract Key Personnel

     Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our President and Chief Executive Officer, Kim Polese, our

Executive Vice President, Worldwide Sales and Chief Operating Officer, Steven P. Williams and our Chief Technical Officer, Arthur van Hoff. We may not be successful in attracting, assimilating or retaining qualified personnel in the future. None of our senior management or other key personnel is bound by an employment agreement. If we lose one or more of these key employees, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other companies in the San Francisco Bay Area, we face intense competition for qualified personnel.

We Rely on Third-Party Software and Applications

     We integrate third-party security and encryption software and digital certificates as a component of our software. There are inherent limitations in the use and capabilities of much of the technology that we license from third parties. As a result, we face a number of challenges in integrating these technologies into Castanet. We would be seriously harmed if the providers from whom we license software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain or obtain this software, could result in shipment delays or reductions. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

     Almost all of our products are written in Java and require a Java virtual machine made available by Sun Microsystems, Inc. in order to operate. Sun may not continue to make these implementations of the Java virtual machines available at commercially reasonable terms or at all. Furthermore, if Sun were to make significant changes to the Java language or its Java virtual machine implementations, or fail to correct defects and limitations in these products, our ability to continue to improve and ship our products could be impaired. In the future, our customers may also require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms. Our customers may also use particular implementations of the Java virtual machine that may not be technically or commercially acceptable for integration into our products.

Software Defects in Castanet Would Harm Our Business

     Complex software products like ours often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. Castanet extensively utilizes digital certificates and other complex technology. Our use of this technology has in the past and may in the future result in product behavior problems which may not be anticipated by us or our customers. For example, most versions of Castanet shipped before Castanet 4.0 contain digital certificates that cause Castanet and any applications being delivered with Castanet to stop running when the certificate used expires. We have developed an update which avoids this problem and are in the process of notifying customers of the issue and distributing the update. It is possible that we may not be able to identify all affected customers and provide them with the update. Customers that do not install the update will experience this problem with respect to Castanet itself on June 24, 1999, and, with respect to any applications they have deployed with Castanet and signed with a certificate, on the date of expiration of the certificate they elected to use. Defects or errors in current or future products, including Castanet 4.0, could result in lost revenues or a delay in market acceptance, which would seriously harm our business and operating results operations.

     Since many of our customers use our products for business-critical applications, errors, defects or other performance problems could result in financial or other damage to our customers and could significantly impair their operations. Our customers could seek damages for losses related to any of these issues.For example, we could be subject to claims for losses by customers that we are unable to identify and notify and, as a result, do not install our update that avoids the digital certificate problem. A product liability claim brought against us, even if not successful, would likely be time consuming and costly to defend and could adversely affect our marketing efforts.

Year 2000 Issues Could Affect Our Business

     We are in the process of assessing any Year 2000 issues with the computer communications, software and security systems that we use to deliver and manage our products and to manage our internal operations. If our systems do not operate properly with respect to date calculations involving the Year 2000 and subsequent dates, we could incur unanticipated expenses to remedy any problems, which could seriously harm our business. We may also experience reduced sales of our products as current or potential customers reduce their budgets for Internet services management products due to increased expenditures on their own Year 2000 compliance efforts.

     We have identified one Year 2000 date-related limitation in earlier versions of Castanet. Versions of Castanet before 3.2 display date-related data to the user in a manner that uses only two digits to represent a year. A two-digit display of the Year 2000 could cause a user to believe the year represented was 1900 instead of 2000. Despite our testing and correcting, our products, including Castanet 4.0, may contain errors or faults with respect to the Year 2000.

Our Future Capital Needs Are Uncertain

     We expect that our current cash, cash equivalents and short-term investments, together with the net proceeds from our initial public offering and borrowings under our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least twelve months. After that, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. This could seriously harm our business and operating results. Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of existing holders of our common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

We Face Challenges Stemming from Our Emerging Markets

     The market for Internet services management software has only recently begun to develop, is rapidly evolving and will likely have an increasing number of competitors. We cannot be certain that a viable market for our products will emerge or be sustainable. If the Internet services management market fails to develop, or develops more slowly than expected, our business and operating results would be seriously harmed.

     Furthermore, in order to be successful in this emerging market, we must be able to differentiate ourself from our competitors through our product and service offerings and brand name recognition. We may not be successful in differentiating ourself or achieving widespread market acceptance of our products and services. Furthermore, enterprises that have already invested substantial resources in other methods of deploying and managing their applications and services may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems.

We Depend on Continued Use of the Internet and Growth of Electronic Business

     Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

     In addition, the Internet may not be accepted as a long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the necessary speed, data capacity, security and hardware necessary for reliable Internet access and services.

We Must Respond to Rapid Technological Change and Evolving Industry Standards

     The markets for our Internet services management solutions are marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. New products based on new technologies or new industry standards can quickly render existing products obsolete and unmarketable. Any delays in our ability to develop and release enhanced or new products could seriously harm our business and operating results. Our technology is complex, and new products and product enhancements can require long development and testing periods. Our failure to conform to prevailing standards could have a negative effect on our business and operating results.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

     Our investment policy requires us to invest funds in excess of current operating requirements in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and U.S. corporations.

PART II. OTHER INFORMATION


                                  MARIMBA, INC.


ITEM 1. LEGAL PROCEEDINGS.

     On March 3, 1997, Novadigm filed a complaint against us in the United States District Court for the Northern District of California, alleging infringement by us of a patent held by Novadigm (U.S. Patent No. 5,581,764, the "Novadigm Patent"). Novadigm alleges that our infringement relates to specific methods for updating data and software over a computer network that we use in our Castanet products. Novadigm later identified claims 1, 4, 5, 23, 24, 25, 31, 33 and 34 of the Novadigm Patent as being infringed. In its complaint, Novadigm requests preliminary and permanent injunctions prohibiting us and other specified persons from making, using or selling any infringing products, and claims damages, costs and attorneys' fees. The complaint also alleges that we have willfully infringed the Novadigm Patent and seeks up to triple damages under the United States Patent Act.

     On May 2, 1997, we filed our answer to Novadigm's complaint and filed a counterclaim against Novadigm. Our answer denies Novadigm's allegations and asserts defenses to Novadigm's claim. Our counterclaim seeks a declaratory judgment that we do not infringe the Novadigm Patent and that the Novadigm Patent is invalid and unenforceable.

     On August 25, 1997 and January 26, 1998, we filed motions for summary adjudication asking the court to rule that one of the relevant claims of the Novadigm Patent is invalid because it was anticipated by two prior art references. In response to each motion, Novadigm argued that the motion was premature because it pre-dated the court's claim construction proceedings, because only limited discovery had been taken, and because our motion failed to demonstrate that we were entitled to summary adjudication. The court denied our motions in part because (1) discovery was ongoing, (2) the court had not had an opportunity to construe the relevant language in the Novadigm Patent and (3) the court found there were triable issues of fact as to the disclosures in those references. The court stated that we could re-file our motions once discovery has been substantially completed and after it had held a claims construction hearing.

     On December 17, 1998, the court held a claims construction hearing on the appropriate interpretation of particular terms in the Novadigm Patent, and on December 28, 1998, the court issued an order defining those terms.

     On January 19, 1999, Novadigm detailed its position as to why Castanet Version 1.1 infringes the asserted claims of the Novadigm Patent and contended that the alleged comparison of file level and channel level checksums in non-optimized updating and the comparison of channel level checksums and their associated update commands in optimized updating infringes the claims of the Novadigm Patent. Novadigm's claim is not limited to Version 1.1, and Novadigm has also stated that it believes that all or some code from subsequent versions of Castanet work substantially the same way. We do not believe that Novadigm accurately states the functionality of Castanet Version 1.1 or establishes that Castanet Version 1.1 infringes the Novadigm Patent. We also do not believe that the relevant portions of other versions of Castanet work in substantially the same way or infringe on any claim of the Novadigm Patent. However, it is possible that Novadigm may allege additional ways in which Castanet infringes claims of the Novadigm Patent in the future.

     To date, both parties have conducted substantial discovery. We expect that in the first half of 1999, the parties will complete discovery, including the exchange of expert reports. If the court does not enter judgment based on any dispositive motions, a jury trial of this action is currently scheduled to begin in September 1999.

     We believe that we have strong defenses against Novadigm's lawsuit. Accordingly, we intend to defend this suit vigorously. However, we may not prevail in this litigation. Litigation is subject to inherent uncertainties, especially in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. In addition, cases similar to this involve issues of law that are evolving, presenting further uncertainty. Our defense of this litigation, regardless of the merits of the complaint, has been, and will likely continue to be, time-consuming, costly and a diversion for our technical and management personnel. In addition, publicity related to this litigation has in the past, and will likely in the future, have a negative impact on the sale of our Castanet products.

     A failure to prevail in the litigation could result in:

     - our paying monetary damages, which could be tripled if the infringement is found to have been willful, and which may include paying an ongoing royalty to Novadigm for the sales of Castanet products or paying lost profits to Novadigm for particular sales in which we competed with Novadigm and closed a sale;

     - the issuance of a preliminary or permanent injunction requiring us to stop selling Castanet in its current form;

     - our having to redesign Castanet, which could be costly and time consuming and could substantially delay Castanet shipments, assuming that a redesign is feasible;

     - our having to reimburse Novadigm for some or all of its attorneys' fees;

     - our having to obtain from Novadigm a license to its patent, which license might not be made available to us on reasonable terms, particularly because Novadigm is a competitor; or

     - our having to indemnify our customers against any losses they may incur due to the alleged infringement.

     Any of these results would seriously harm our business and operating results. Furthermore, we expect to continue to incur substantial costs in defending against this litigation and these costs could increase significantly if our dispute goes to trial. It is possible that these costs could substantially exceed our expectations in future periods.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The effective date of the Registration Statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-72353), was April 29, 1999. The class of securities registered was Common Stock. The offering commenced on April 30, 1999. The managing underwriters for the offering were Morgan Stanley Dean Witter, Credit Suisse First Boston, BT Alex. Brown and Hambrecht & Quist.

     Pursuant to the Registration Statement, the Company sold 3,736,000 shares of its Common Stock for an aggregate offering price of $74.7 million.

     The Company incurred expenses of approximately $6.3 million, of which $5.2 million represented underwriting discounts and commissions and approximately $1.1 million represented other expenses related to the offering. The net offering proceeds to the Company after total expenses was $68.4 million.

     We plan to use $811,000 of the net proceeds to repay equipment advances outstanding under a credit facility and plan to use the balance for general corporate purposes, including working capital. The remaining net proceeds have been invested in cash, cash equivalents and short term investments. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In the quarter ended March 31, 1999, the following matters were submitted to the security holders of the Company:

     In March 1999, the Company solicited the approval of its stockholders through a Written Consent of Stockholders to Amend and Restate its Certificate of Incorporation and approve the 1999 Omnibus Equity Incentive Plan, Employee Stock Purchase Plan and the 1999 Non-employee Directors Option Plan. The number of stockholders giving their consent was 14,998,509, representing 78.3% of the 19,160,710 shares outstanding at that time.


ITEM 5. OTHER INFORMATION.

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.


    EXHIBIT
      NO.                                   DESCRIPTION
    -------                                 -----------
      3.1         Form of Third Amended and Restated Certificate of
                  Incorporation to be filed upon the closing of the offering made pursuant to this Registration Statement - incorporated herein by reference to Exhibit 3.3 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      3.2 Amended and Restated Bylaws of the Registrant - incorporated herein by reference to Exhibit 3.4 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      4.1         Reference is made to Exhibits 3.1 and 3.2.

      4.2 Form of Registrant's Common Stock certificate - incorporated herein by reference to Exhibit 4.2 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      4.3         Amended and Restated Investors' Rights Agreement dated August
                  25, 1997 - incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      4.4         Form of Amendment and Waiver of Registration Rights under the
                  Amended and Restated Investors' Rights Agreement - incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      4.5 Warrant to purchase shares of Series A Preferred Stock of the Registrant issued to Lighthouse Capital Partners II, L.P. - incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      10.1 Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers - incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      10.2 1999 Omnibus Equity Incentive Plan and forms of agreements thereunder - incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      10.3 Employee Stock Purchase Plan - incorporated herein by reference to Exhibit 10.3 to the Company's Registration
                  Statement on Form S-1 (File No. 333-72353).

      10.4 1999 Non-Employee Directors Option Plan - incorporated herein by reference to Exhibit 10.4 to the Company's Registration
                  Statement on Form S-1 (File No. 333-72353).

      10.5        Assignment and Assumption of Sublease between Quickturn Design
                  Systems, Inc. and ilicon, Inc. dated January 31, 1999 - incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      10.6        Loan and Security Agreement between the Registrant and Silicon
                  Valley Bank dated May 27, 1998 - incorporated herein by reference to Exhibit 10.6 to the Company's Registration
                  Statement on Form S-1 (File No. 333-72353).

      10.7+       Original Equipment Manufacturer Agreement between Tivoli
                  Systems Subsidiary, Inc. and the Registrant dated March 6,
                  1998 - incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

    EXHIBIT
      NO.                                   DESCRIPTION
    -------                                 -----------
      10.8+       Amendment No. 1 to Original Equipment Manufacturer Agreement
                  between Tivoli Systems, Inc. and the Registrant dated February
                  8, 1999 - incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      10.9+ Reseller Agreement between Tivoli Systems Subsidiary, Inc. and the Registrant dated August 14, 1997 - incorporated herein by reference to Exhibit 10.9 to the Company's Registration
                  Statement on Form S-1 (File No. 333-72353).

      10.10+      Amendment No. 1 to Reseller Agreement between Tivoli Systems,
                  Inc. and the Registrant dated June 1, 1998 - incorporated herein by reference to Exhibit 10.10 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      10.11       Amendment No. 2 to Reseller Agreement between Tivoli Systems,
                  Inc. and the Registrant dated June 30, 1998 - incorporated herein by reference to Exhibit 10.11 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      10.12       Reseller License Guide to Reseller Agreement between Tivoli
                  Systems, Inc. and the Registrant dated November 23, 1998 - incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      10.13+      Pricing Guide to Reseller Agreement between Tivoli Systems,
                  Inc. and the Registrant dated November 23, 1998 - incorporated herein by reference to Exhibit 10.13 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      10.14       Amendment No. 3 to Reseller Agreement between Tivoli Systems,
                  Inc. and the Registrant dated February 9, 1999 - incorporated herein by reference to Exhibit 10.14 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      10.15       Amendment No. 4 to Reseller Agreement between Tivoli Systems,
                  Inc. and the Registrant dated April 27, 1999 - incorporated herein by reference to Exhibit 10.15 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      27.1        Financial Data Schedule.

      99.1        Order of the United States District Court for the Northern
                  District of California, San Jose Division dated December 28,
                  1998 - incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).


----------

+ Confidential treatment requested.


     (b) Reports on Form 8-K.

         None.

                                  MARIMBA, INC.
                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MARIMBA, INC.


Date:    June 2, 1999                       By: /s/ FRED M. GERSON
                                                -------------------------------
                                                Fred M. Gerson
                                                Vice President, Finance and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX


    EXHIBIT
      NO.                                   DESCRIPTION
    -------                                 -----------
      3.1         Form of Third Amended and Restated Certificate of
                  Incorporation to be filed upon the closing of the offering made pursuant to this Registration Statement - incorporated herein by reference to Exhibit 3.3 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      3.2 Amended and Restated Bylaws of the Registrant - incorporated herein by reference to Exhibit 3.4 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      4.1         Reference is made to Exhibits 3.1 and 3.2.

      4.2 Form of Registrant's Common Stock certificate - incorporated herein by reference to Exhibit 4.2 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      4.3         Amended and Restated Investors' Rights Agreement dated August
                  25, 1997 - incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      4.4         Form of Amendment and Waiver of Registration Rights under the
                  Amended and Restated Investors' Rights Agreement - incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      4.5 Warrant to purchase shares of Series A Preferred Stock of the Registrant issued to Lighthouse Capital Partners II, L.P. - incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      10.1 Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers - incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      10.2 1999 Omnibus Equity Incentive Plan and forms of agreements thereunder - incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      10.3 Employee Stock Purchase Plan - incorporated herein by reference to Exhibit 10.3 to the Company's Registration
                  Statement on Form S-1 (File No. 333-72353).

      10.4 1999 Non-Employee Directors Option Plan - incorporated herein by reference to Exhibit 10.4 to the Company's Registration
                  Statement on Form S-1 (File No. 333-72353).

      10.5        Assignment and Assumption of Sublease between Quickturn Design
                  Systems, Inc. and ilicon, Inc. dated January 31, 1999 - incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      10.6        Loan and Security Agreement between the Registrant and Silicon
                  Valley Bank dated May 27, 1998 - incorporated herein by reference to Exhibit 10.6 to the Company's Registration
                  Statement on Form S-1 (File No. 333-72353).

      10.7+       Original Equipment Manufacturer Agreement between Tivoli
                  Systems Subsidiary, Inc. and the Registrant dated March 6,
                  1998 - incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      10.8+ Amendment No. 1 to Original Equipment Manufacturer Agreement between Tivoli Systems, Inc. and the Registrant dated February
                  8, 1999 - incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      10.9+ Reseller Agreement between Tivoli Systems Subsidiary, Inc. and the Registrant dated August 14, 1997 - incorporated herein by reference to Exhibit 10.9 to the Company's Registration
                  Statement on Form S-1 (File No. 333-72353).

      10.10+      Amendment No. 1 to Reseller Agreement between Tivoli Systems,
                  Inc. and the Registrant dated June 1, 1998 - incorporated herein by reference to Exhibit 10.10 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      10.11       Amendment No. 2 to Reseller Agreement between Tivoli Systems,
                  Inc. and the Registrant dated June 30, 1998 - incorporated herein by reference to Exhibit 10.11 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

    EXHIBIT
      NO.                                   DESCRIPTION
    -------                                 -----------
      10.12       Reseller License Guide to Reseller Agreement between Tivoli
                  Systems, Inc. and the Registrant dated November 23, 1998 -
                  incorporated herein by reference to Exhibit 10.12 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-72353).

      10.13+      Pricing Guide to Reseller Agreement between Tivoli Systems,
                  Inc. and the Registrant dated November 23, 1998 - incorporated herein by reference to Exhibit 10.13 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      10.14       Amendment No. 3 to Reseller Agreement between Tivoli Systems,
                  Inc. and the Registrant dated February 9, 1999 - incorporated herein by reference to Exhibit 10.14 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      10.15       Amendment No. 4 to Reseller Agreement between Tivoli Systems,
                  Inc. and the Registrant dated April 27, 1999 - incorporated herein by reference to Exhibit 10.15 to the Company's
                  Registration Statement on Form S-1 (File No. 333-72353).

      27.1        Financial Data Schedule.

      99.1        Order of the United States District Court for the Northern
                  District of California, San Jose Division dated December 28,
                  1998 - incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).


----------

+ Confidential treatment requested.