Form 10-Q
period 1999-06-30
MARIMBA INC
filed 1999-08-12
CIK 1078295

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

                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 00025683

                                  MARIMBA, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     77-0422318
  ------------------------                  --------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes  X    No    , and (2) has
                                                  ---      ---
been subject to such filing requirements for the past 90 days. Yes  X   No    .
                                                                   ---     ---


     The number of shares outstanding of the Registrant's Common Stock as of July 31, 1999 was 23,042,264.

================================================================================

                                  MARIMBA, INC.

                                      INDEX

                                                                              PAGE NO.
                                                                              --------
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of June 30, 1999
         and December 31, 1998                                                   1

         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 1999 and 1998                       2

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1999 and 1998                                 3

         Notes to Condensed Consolidated Financial Statements                    4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     6

Item 3.  Qualitative and Quantitative Disclosure About Market Risk              19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      20

Item 2.  Changes in Securities                                                  21

Item 3.  Defaults Upon Senior Securities                                        21

Item 4.  Submission of Matters to a Vote of Security Holders                    21

Item 5.  Other Information                                                      21

Item 6.  Exhibits and Reports on Form 8-K                                       22

SIGNATURE                                                                       24

EXHIBIT INDEX                                                                   25

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  MARIMBA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             JUNE 30,   DECEMBER 31,
                                                                               1999        1998
                                                                             ---------  -----------
                                                                            (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents............................................   $ 25,627      $  3,700
     Short-term investments...............................................     34,179         4,125
     Accounts receivable, net.............................................      3,663         2,585
     Unbilled receivables.................................................         --         1,036
     Prepaid expenses and other current assets............................        677           371
                                                                             --------      --------
          Total current assets............................................     64,146        11,817
Property and equipment, net...............................................      2,871         2,747
Long-term investments.....................................................     15,248            --
Other assets..............................................................         --           298
                                                                             --------      --------
                                                                             $ 82,265      $ 14,862
                                                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
     Accounts payable and accrued liabilities.............................   $  1,853      $  1,396
     Accrued compensation.................................................      1,906         1,704
     Current portion of capital lease obligations and
       equipment advances.................................................        124           286
     Deferred revenue.....................................................      6,331         5,519
                                                                             --------      --------
          Total current liabilities.......................................     10,214         8,905
Long-term portion of capital lease obligations and equipment
  advances, and other long-term liabilities...............................         47           747
Redeemable convertible preferred stock....................................         --        18,953
Stockholders' equity (net capital deficiency):
     Common stock.........................................................          2             1
     Additional paid-in capital...........................................     92,442         2,182
     Note receivable from officer.........................................         --          (160)
     Deferred compensation................................................     (2,461)       (1,116)
     Cumulative translation adjustment....................................        (20)           (6)
     Unrealized loss on investments.......................................       (184)           --
     Accumulated deficit..................................................    (17,775)      (14,644)
                                                                             --------      --------
          Stockholders' equity (net capital deficiency)...................     72,004       (13,743)
                                                                             --------      --------
                                                                             $ 82,265      $ 14,862
                                                                             ========      ========

                             See accompanying notes.

                                  MARIMBA, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                               ---------------------     ----------------
                                                                 1999          1998         1999          1998
                                                               --------     ---------    ---------     -------
                                                                     (unaudited)                (unaudited)
Revenues:
     License.................................................  $  4,929      $  3,155     $  9,438      $  5,646
     Service.................................................     1,958           526        3,580         1,045
                                                               --------      --------     --------      --------
Total revenues...............................................     6,887         3,681       13,018         6,691
Cost of revenues:
     License.................................................        77            16          106            33
     Service.................................................       774           396        1,409           884
                                                               --------      --------     --------      --------
Total cost of revenues.......................................       851           412        1,515           917
                                                               --------      --------     --------      --------
Gross profit.................................................     6,036         3,269       11,503         5,774
Operating expenses:
     Research and development................................     1,918         1,311        3,757         2,522
     Sales and marketing.....................................     4,379         2,715        8,635         4,797
     General and administrative..............................     1,334           527        2,190         1,277
     Amortization of deferred compensation...................       451            --          629            --
                                                               --------      --------     --------      --------
Total operating expenses.....................................     8,082         4,553       15,211         8,596
                                                               --------      --------     --------      --------
Loss from operations.........................................    (2,046)       (1,284)      (3,708)       (2,822)
Interest income, net ........................................       563           128          607           277
                                                               --------     ---------    ---------     ---------
Loss before income taxes.....................................    (1,483)       (1,156)      (3,101)       (2,545)
Provision for income taxes...................................        28            --           30            --
                                                               --------      --------     --------      --------
Net loss.....................................................    (1,511)       (1,156)      (3,131)       (2,545)
                                                               ========      ========     ========      ========

Other comprehensive loss:
     Translation adjustment..................................        (7)           --          (12)           --
     Unrealized loss on investments..........................      (184)           --         (184)           --
                                                               --------      --------     --------      --------
Comprehensive loss...........................................  $ (1,702)     $ (1,156)    $ (3,327)     $ (2,545)
                                                               ========      ========     ========      ========
Basic and diluted net loss per share.........................  $   (.08)     $   (.13)    $   (.20)     $   (.30)
                                                               ========      ========     ========      ========
Weighted-average shares of common stock outstanding
  used in computing basic and diluted net loss per share.....    18,910         9,072       15,557         8,485
                                                               ========      ========     ========      ========
Pro forma basic and diluted net loss per share...............  $   (.07)     $   (.08)    $   (.16)     $   (.18)
                                                               ========      ========     ========      ========
Shares used in computing pro forma basic and diluted
  net loss per share.........................................    20,828        14,825       19,393        14,238
                                                               ========      ========     ========      ========

                             See accompanying notes.

                                  MARIMBA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       ---------------------
                                                                         1999         1998
                                                                       --------    ---------
                                                                            (unaudited)
OPERATING ACTIVITIES
Net loss........................................................       $ (3,131)   $  (2,544)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization..............................            576          380
     Amortization of deferred compensation......................            629           --
     Other......................................................            (15)          --
     Changes in operating assets and liabilities:
       Accounts receivable, net.................................         (1,078)        (601)
       Unbilled receivables.....................................          1,036           --
       Prepaid expenses and other current assets................           (306)         202
       Other assets.............................................            298         (185)
       Accounts payable and accrued liabilities.................            457       (1,398)
       Accrued compensation.....................................            202         (584)
       Deferred revenue.........................................            812          861
                                                                       --------    ---------
          Net cash used in operating activities.................           (520)      (3,869)
                                                                       --------    ---------
INVESTING ACTIVITIES
Capital expenditures............................................           (700)        (567)
Purchases of investments........................................        (48,585)      (2,000)
Sales of investments............................................          3,099           --
                                                                       --------    ---------
          Net cash used in investing activities.................        (46,186)      (2,567)
                                                                       --------    ---------
FINANCING ACTIVITIES
Repayment of note receivable from officer.......................            160           --
Proceeds from sale of common stock in initial public
  offering, net.................................................         68,110           --
Proceeds from issuance of common stock, net of repurchases......          1,225          132
Principal payments on capital lease obligations and equipment
advances........................................................           (862)         (61)
                                                                      ---------    ---------
          Net cash from financing activities....................         68,633           71
                                                                       --------    ---------
Net increase (decrease) in cash and cash equivalents............         21,927       (6,365)
Cash and cash equivalents at beginning of period................          3,700       14,402
                                                                       --------    ---------
Cash and cash equivalents at end of period......................       $ 25,627    $   8,037
                                                                       ========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activities:

    Conversion of redeemable preferred stock to common stock             18,953           --


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

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share:

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           ----------------------      ----------------------
                                                             1999          1998          1999          1998
                                                           --------      --------      -------       --------
                                                                  (in thousands, except per share data)
Net loss...............................................    $(1,511)      $(1,156)      $(3,131)      $(2,545)
                                                           =======       =======       =======       =======
Basic and diluted:
     Weighted-average shares of common stock
       Outstanding.......................................   19,888        13,125        16,649        13,101
     Less weighted-average shares subject to repurchase..     (978)       (4,053)       (1,092)       (4,616)
                                                           -------       -------       -------       -------
     Weighted-average shares used in computing
       Basic and diluted net loss per common share.......   18,910         9,072        15,557         8,485
                                                           -------       -------       -------       -------
     Basic and diluted net loss per common share.........  $  (.08)      $  (.13)      $  (.20)      $  (.30)
                                                           ========      =======       =======      ========
Pro forma:
     Shares used above...................................   18,910         9,072        15,557         8,485
     Pro forma adjustment to reflect weighted-average
       effect of the assumed conversion of redeemable
       Convertible preferred stock.......................    1,918         5,753         3,836         5,753
                                                           -------       -------       -------       -------
     Shares used in computing pro forma basic and
       diluted net loss per share........................   20,828        14,825        19,393        14,238
                                                           -------       -------       -------       -------
     Pro forma basic and diluted net loss per share......  $  (.07)      $  (.08)      $  (.16)      $  (.18)
                                                           =======      ========       ========      =======


     Marimba has excluded all redeemable convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Marimba from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Weighted average options and warrants outstanding to purchase 3,042,000 and 2,507,000 shares of common stock for the three and six months ended June 30, 1999 and 973,000 and 897,000 shares for the three and six months ended June 30, 1998, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Revenue Concentration

     Three customers accounted for 14%, 13% and 11% of revenues in the second quarter of 1999. In the second quarter of 1998, four customers accounted for 21%, 19%, 18% and 15% of revenues. In the first half of 1999, no customer represented more than 10% of revenues and in the comparable period of 1998, three customers represented 37%, 12% and 10% of revenues.

2.   LEGAL MATTERS

Novadigm v. Marimba

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

     On July 22, 1999, the court held a pre-trial conference at which the court canceled the prior September 20, 1999 trial date in this matter. The court then scheduled a trial on Marimba's defense of inequitable conduct by Novadigm to begin on November 15, 1999 and stated that at the conclusion of that trial it would schedule a jury trial for the remaining issues, which would include the infringement claims against Marimba and Marimba's other defenses. To date, both parties have substantially completed their factual and expert discovery.

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

Marimba v. Novadigm

     On July 30, 1999 Marimba filed a complaint against Novadigm in the United States District Court for the Northern District of California alleging infringement by Novadigm of a patent held by us (U.S. Patent No. 5,919,247, the "Marimba Patent"). Our complaint seeks monetary damages, as well as an injunction to prevent Novadigm from making, using or selling infringing software products. Our complaint also alleges that Novadigm has willfully infringed the Marimba Patent and seeks up to triple damages under the United States Patent Act.


3.   INITIAL PUBLIC OFFERING AND DEFERRED COMPENSATION

Initial Public Offering

     On April 30, 1999, Marimba sold 3,548,000 shares of common stock in an underwritten public offering and on May 4, 1999 sold an additional 188,000 shares through the exercise of the underwriters' over-allotment option for net proceeds of approximately $68,110,000, after offering expenses. Simultaneously with the closing of the public offering, all 5,753,566 shares of Marimba's preferred stock were converted to common stock on a one for one basis.

Additionally, a warrant to purchase 16,865 shares of Series A redeemable convertible preferred stock was converted to a warrant to purchase the same number of common shares.

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

OVERVIEW

     Marimba is a leading provider of Internet-based software management solutions that enable companies to expand their market reach, streamline business processes and strengthen relationships with customers, business partners and employees. Our Castanet product family provides an efficient and reliable way for enterprises to distribute, update and manage applications and related data over corporate networks and the Internet.

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

     We market our products worldwide through a combination of a direct sales force, resellers, system integrators and distributors. As a reseller of our product, Tivoli accounted for approximately 18% of our revenues in 1998. This includes approximately 40% of our revenues in the third quarter of 1998 and approximately 20% of our revenues in the fourth quarter of 1998. We also have an original equipment manufacturer (OEM) agreement with Tivoli under which Tivoli built upon the Castanet infrastructure to develop a product called Cross-Site, which was released in April 1999. Revenues from Tivoli under the OEM agreement are derived from per seat royalties on sales of Cross-Site that contain the Castanet infrastructure. The decrease in Tivoli revenues as a percentage of total revenues during the second half of 1998 was due to the growth in Marimba's direct sales, as well as the pending release of Cross-Site.

     During the first quarter of 1999, Tivoli accounted for less than 10% of our revenues. In this period Cross-Site had not been released and sales of Castanet through Tivoli had decreased as Tivoli started to transition from selling Castanet to selling Cross-Site. In the second quarter of 1999, Tivoli accounted for 11% of total revenues. This represented a combination of Cross-Site royalties and revenues from Castanet sales by Tivoli. As a result of the launch of Cross-Site, we expect sales of Castanet through Tivoli to rapidly decrease and become insignificant. Furthermore, the per seat royalties under the OEM agreement are less than the per seat prices under our reseller agreement with Tivoli. There is no assurance that royalties from the sale of Cross-Site will be sufficient to replace Tivoli's sales of Castanet. Any failure of Cross-Site to achieve widespread market acceptance could significantly harm our business and operating results.

     Despite our revenue growth, we have incurred significant losses since inception and, as of June 30, 1999, we had an accumulated deficit of approximately $17.8 million. We believe our success depends on further increasing our customer base and on growth in the Internet services management market. Accordingly, we intend to continue to invest heavily in sales, marketing and research and development. Furthermore, we expect to continue to incur substantial operating losses at least through 1999, and given our expected increases in operating expenses we will require significant increases in revenues before we become profitable.

     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Additionally, despite our sequential quarterly revenue growth during 1998 and the first half of 1999, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data as a percentage of total revenues for the three month and six month periods ended June 30, 1999 and 1998. This data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registration Statement.

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                  ----------------------     ----------------------
                                                     1999         1998          1999         1998
                                                  ---------    ---------     ---------    ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  License....................................         71.6%        85.7%         72.5%        84.4%
  Service....................................         28.4         14.3          27.5         15.6
                                                     -----        -----         -----        -----
Total revenues...............................        100.0        100.0         100.0        100.0
Cost of revenues:
  License....................................          1.1          0.4           0.8          0.5
  Service....................................         11.2         10.8          10.8         13.2
                                                     -----        -----         -----        -----
Total cost of revenues.......................         12.3         11.2          11.6         13.7
                                                     -----        -----         -----        -----
Gross profit.................................         87.7         88.8          88.4         86.3
Operating expenses:
  Research and development...................         27.8         35.6          28.9         37.7
  Sales and marketing........................         63.7         73.8          66.3         71.7
  General and administrative.................         19.4         14.3          16.8         19.1
  Amortization of deferred compensation......          6.5          0.0           4.8          0.0
                                                     -----        -----         -----        -----
Total operating expenses.....................        117.4        123.7         116.8        128.5
                                                     -----        -----         -----        -----
Loss from operations.........................        (29.7)       (34.9)        (28.4)       (42.2)
Interest income, net.........................          8.2          3.5           4.6          4.2
                                                     -----        -----         -----        -----
Loss before income taxes.....................        (21.5)       (31.4)        (23.8)       (38.0)
Provision for income taxes...................         (0.4)        (0.0)         (0.2)        (0.0)
                                                     -----        -----         -----        -----
Net loss.....................................        (21.9)%      (31.4)%       (24.0)%      (38.0)%
                                                     =====        =====         =====        =====


REVENUES

     Total revenues for the second quarter of 1999 increased 87%, to $6.9 million from $3.7 million in the second quarter of 1998. For the first half of 1999, total revenues increased 95% to $13 million from $6.7 million in the comparable period of 1998.

     License Revenues. License revenues increased 56%, to $4.9 million in the second quarter of 1999 from $3.2 million in the second quarter of 1998. Total license revenues in the first half of 1999 increased 67% to $9.4 million from $5.6 million in the comparable period of 1998. Substantially all license revenues were derived from sales of our Castanet products. The growth of license revenues was due to increased product licenses sold, reflecting higher customer demand for our products, expansion of the Castanet product line and growth in our sales organization.

     Service Revenues. Service revenues include maintenance and support, consulting and training. Service revenues increased 272%, to $2.0 million in the second quarter of 1999 from $526,000 in the second quarter of 1998. As a percentage of total revenues, service revenues increased to approximately 28% of total revenues in both the three and six month periods ended June 30, 1999 from 14% and 16% in the comparable periods of 1998. The increases in service revenues, in absolute amount and as a percentage of total revenues, was due primarily to increased maintenance revenues from a larger installed base of customers and increased revenue from consulting services.

COSTS OF REVENUES

     Cost of License Revenues. Cost of license revenues consists primarily of the fees for third-party software products integrated into Castanet and, except for the second quarter of 1999, was less than 1% of total revenues. In the second quarter of 1999, Marimba sold Castanet to a customer who also wanted Marimba to provide them with a third party software product. The cost of this product is included in cost of license revenues. We do not expect similar transactions on a regular basis.

     Cost of Service Revenues. Cost of service revenues increased to $774,000 in the second quarter of 1999 from $396,000 in the second quarter of 1998, representing 40% and 75% of service revenue. In the first half of 1999, cost of service revenues increased to $1.4 million from $884,000 for the comparable period in 1998, representing 39% and 85% of service revenues. The increases in cost of service revenues in absolute dollars for the three and six month periods ended June 30, 1999 from the comparable periods of 1998 were due primarily to growth in our customer support organization and an increase in consulting costs commensurate with the increase in consulting revenues. The decreases in cost of service revenues as a percentage of service revenues were primarily due to the economies of scale in our customer support organization, with costs spread over a larger number of maintenance customers.

OPERATING EXPENSES

     Research and Development. Research and development expenses increased 46%, to $1.9 million in the second quarter of 1999 from $1.3 million in the second quarter of 1998. For the first half of 1999, research and development expenses increased 49%, to $3.8 million from $2.5 million in the comparable period of 1998. The increases in research and development expenses were due to increases in engineering personnel and related employee costs, as well as an increases in third-party consulting costs.

     Sales and Marketing. Sales and marketing expenses increased 61%, to $4.4 million in the second quarter of 1999 from $2.7 million in the second quarter of 1998. For the first half of 1999, sales and marketing expenses increased 80%, to $8.6 million from $4.8 million in the comparable period of 1998. The increases in sales and marketing expenses were due primarily to growth in our sales and marketing organizations, including related salaries, sales commissions, employee benefits and other related costs. We increased the number of sales and marketing personnel to 87 employees at June 30, 1999 from 54 employees at June 30, 1998. Marimba also opened additional regional sales offices and, in August 1998, opened a sales office in the United Kingdom. The increases in sales and marketing in the 1999 periods also reflect an expansion of our marketing programs and advertising.

     General and Administrative. General and administrative expenses increased 153%, to $1.3 million in the second quarter of 1999 from $527,000 in the second quarter of 1998. For the first half of 1999, general and administrative expenses increased 71%, to $2.2 million from $1.3 million in the comparable period in 1998. The increases in general and administrative expenses were due, in part, to growth of our administrative organizations in support of the overall growth of Marimba. Additionally, we incurred significant outside legal costs in defense of Novadigm's patent infringement complaint against us, originally filed in March 1997. During the second quarter of 1999, in particular, we incurred significant legal costs associated with several pre-trial motions and overall trial preparation. We expect to continue to incur significant costs related to this complaint in the future and expect these costs to materially increase when we go to trial. The first phase of the trial is currently scheduled for November 1999. We also expect general and administrative expenses to increase as a result of costs associated with being a public company.

     Deferred Compensation. We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.1 million. Deferred compensation is amortized over the vesting periods of the options on a graded vesting method. We amortized deferred compensation of $251,000 during 1998, and $178,000 and $451,000 in the first and second quarters of 1999. The amortization of deferred compensation recorded will approximate $1.4 million for 1999, $1 million for 2000, $530,000 for 2001, $230,000 for 2002 and $33,000 for 2003.

     Interest Income, Net. Interest income, net increased to $563,000 in the second quarter of 1999 from $128,000 in the second quarter of 1998. For the first half of 1999, interest income, net increased to $607,000 from $277,000 in the comparable period of 1998. The increases are due to higher interest income resulting from the invested cash from our initial public offering completed in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, our principal sources of liquidity included approximately $26 million of cash and cash equivalents and $49 million of investments in marketable securities. In May 1999, we sold shares of our common stock in our initial public offering, generating net proceeds of approximately $68 million, after offering expenses. Net cash used in investing activities for the six months ended June 30, 1999 reflects investment of approximately $46 million of the net proceeds from our initial public offering in marketable securities.

     We currently anticipate that our current cash, cash equivalents and investments, which include the net proceeds from our initial public offering, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, cash generated from operations, if any, may not be sufficient to satisfy our liquidity requirements. We may therefore need to sell additional equity or raise funds by other means. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. Proceeds from issuance of common stock of approximately $1.2 million for the six months ended June 30, 1999 is comprised primarily of employee exercises of stock options.


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

Our Internal Systems

     Although we do not have a formal contingency plan to address Year 2000 issues, we have assessed our internal risks associated with the Year 2000 issue and taken corrective action where appropriate. We have inventoried our internal software and hardware systems, as well as products and services provided by third-party vendors. These systems include those related to product delivery, customer service, internal and external communications, accounting and payroll, which we consider critical areas of our business. We have sought vendor certification for all third-party systems and have concluded the risk assessment phase of our Year 2000 project. Additionally, vendor-supplied Year 2000 compliant upgrades have been applied to many of our internal systems. Continuing phases of our Year 2000 project will include our own tests of critical systems, application of remaining vendor-supplied Year 2000 compliant upgrades and the development of contingency plans and/or corrective solutions for key systems. We expect these phases to continue through the remainder of 1999.

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

We Have Incurred Losses and We Expect Future Losses

     Our failure to significantly increase our revenues would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. As of June 30, 1999, we had an accumulated deficit of $17.8 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to significantly increase our quarterly revenues to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

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

     We generally expect that revenues in the first quarter of each year will be lower than revenues in the fourth quarter of the preceding year due to annual nature of companies' purchasing and budgeting cycles and the year-to-date structure of our sales incentive program.

     Our expense levels are relatively fixed and are based, in part, on expectations as to future revenues. As a result, if revenue levels fall below our expectations, our net loss will increase because only a small portion of our expenses vary with our revenues.

We Expect Significant Increases in Our Operating Expenses

     We intend to substantially increase our operating expenses as we:

     o Increase our sales and marketing activities, including expanding our direct sales force;

     o    Increase our research and development activities;

     o    Expand our customer support and professional services organizations;
          and

     o    Expand our distribution channels.

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

Our Success Depends on Our Castanet Product Family and New Product Development

     We expect to continue to derive substantially all of our revenues from our Castanet software product family and related services. A decline in the price of Castanet or our inability to increase sales of Castanet would seriously harm our business and operating results. We cannot predict Castanet's success. In March 1999 we introduced Castanet 4.0, which was designed to provide customers with additional functionality. We periodically update Castanet to make improvements and provide additional enhancements. New versions of Castanet may not provide the benefits we expect and could fail to meet customers' requirements or achieve widespread market acceptance.

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

We Depend on Increased Business from Our Current Customers

     If we fail to generate repeat and expanded business from our current customers, our business and operating results would be seriously harmed. Many of our customers initially make a limited purchase of our products and services for pilot programs. These customers may not choose to purchase additional licenses to expand their use of Castanet. In addition, as we deploy new versions of Castanet or introduce new products, our current customers may not require the functionality of our new products and may not ultimately license these products.

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

We Depend on Our Relationship with Tivoli

Tivoli, has been a primary reseller of our products. In March of 1998, we also entered into an original equipment manufacturer agreement with Tivoli under which Tivoli built upon the Castanet infrastructure to develop a product called Cross-Site, which was released in April 1999. During the second quarter of 1999, we derived 11% of our total revenues from Tivoli. This represented a combination of Castanet sales by Tivoli, as well as royalties on sales of Cross-Site. We expect revenues from Tivoli's resale of Castanet to rapidly decrease and become insignificant as Tivoli focuses on the sale of Cross-Site. Furthermore, the per seat royalties under the OEM agreement are less than the per seat prices under our reseller agreement with Tivoli. There is no assurance that royalties from the sale of Cross-Site will be sufficient to replace Tivoli's sales of Castanet. Any failure of Cross-Site to achieve widespread market acceptance could significantly harm our business and operating results. Additionally, because Cross-Site is built upon the Castanet infrastructure, we expect Cross-Site to compete with our Castanet products.

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

     A failure to prevail in the litigation could result in:

     o Our paying monetary damages, which could be tripled if the infringement is found to have been willful;

     o The issuance of a preliminary or permanent injunction requiring us to stop selling Castanet in its current form;

     o Our having to redesign Castanet, which could be costly and time-consuming and could substantially delay Castanet shipments, assuming that a redesign is feasible;

     o Our having to reimburse Novadigm for some or all of its attorneys' fees;

     o Our having to obtain from Novadigm a license to its patent, which license might not be made available to us on reasonable terms, particularly because Novadigm is a competitor; and/or

     o Our having to indemnify our customers against any losses they may incur due to the alleged infringement.

     Any of these results would seriously harm our business and operating results. Furthermore, we expect to continue to incur substantial costs in defending against this litigation and these costs could increase significantly increase when our dispute goes to trial. It is possible that these costs could substantially exceed our expectations in future periods.

Our Markets Are Highly Competitive

     Our markets are new, rapidly evolving and highly competitive, and we expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position could seriously harm our business and operating results. We encounter current or potential competition from a number of sources, including:

     o Sellers of enterprise-wide management systems, which include electronic software distribution;

     o Companies that market products that support the distribution of software applications; and

     o    Desktop software management suites.

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

Protection of Our Intellectual Property Is Limited

     We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. For example, on July 30, 1999 we filed a complaint against Novadigm alleging patent infringement. Such litigation could result in substantial costs and diversion of resources and could seriously harm our business and operating results. The lawsuit is at a preliminary stage, and we cannot assure that the outcome of this litigation will be favorable to us. For a description of our action against Novadigm, please see "Legal Proceedings -Marimba v. Novadigm." In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States.

     We   May Be Found to Infringe Proprietary Rights of Others

     Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, or limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the proprietary rights of others. Furthermore, companies in the software market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

     o Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     o Obtain a license from the holder of the infringed intellectual property right; and

     o    Redesign products or services.

     In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. For a description of our current litigation with Novadigm, Inc. please see "Novadigm Has Claimed that We Infringe Its Intellectual Property." We Depend upon Third-Party Distribution Relationships and Need to Develop New Relationships

     We have a limited number of distribution agreements and we may not be able to increase our number of distribution relationships or maintain our existing relationships. For example, Netscape, a reseller of our products, accounted for a significant amount of our revenues in 1997 and 1998, but is no longer a reseller of our products.

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

Software Defects in Castanet Would Harm Our Business

     Complex software products like ours often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. Castanet extensively utilizes digital certificates and other complex technology. Our use of this technology has in the past and may in the future result in product behavior problems which may not be anticipated by us or our customers. For example, most versions of Castanet shipped before Castanet 4.0 contain digital certificates that cause Castanet and any applications being delivered with Castanet to stop running when the certificate used expires. We have developed an update which avoids this problem and have distributed the update to customers. It is possible that we may not have identified all affected customers. Customers that do not install the update will experience this problem with respect to any applications they have deployed with Castanet and signed with a certificate on the date of expiration of the certificate they elected to use. Defects or errors in current or future products could result in lost revenues or a delay in market acceptance, which would seriously harm our business and operating results.

    Since many of our customers use our products for business-critical applications, errors, defects or other performance problems could result in financial or other damage to our customers and could significantly impair their operations. Our customers could seek damages for losses related to any of these issues. For example, we could be subject to claims for losses by customers that we are unable to identify and notify and, as a result, do not install our update that avoids the digital certificate problem. A product liability claim brought against us, even if not successful, would likely be time consuming and costly to defend and could adversely affect our marketing efforts.

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

Volatility of Stock Price

     The market price of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technological innovations, new products or new contracts by Marimba or its competitors, developments with respect to copyrights or proprietary rights and related litigation, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology companies. These types of broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation against Marimba could result in substantial costs and a diversion of our attention and resources and seriously harm our business and operating results.

Our Future Capital Needs Are Uncertain

     We expect that our current cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure needs for at least twelve months. After that, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. This could seriously harm our business and operating results. Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of existing holders of our common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

     Furthermore, in order to be successful in this emerging market, we must be able to differentiate Marimba from our competitors through our product and service offerings and brand name recognition. We may not be successful in differentiating Marimba or achieving widespread market acceptance of our products and services. Furthermore, enterprises that have already invested substantial resources in other methods of deploying and managing their applications and services may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems.

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

     Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our funds are invested in instruments with maturities less than two years. Marimba's policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations. Due to the nature of our investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Novadigm v. Marimba

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

     On February 12, 1999, Novadigm detailed its position as to why certain versions of Castanet infringe the asserted claims of the Novadigm Patent and contended that the alleged comparison of file level and channel level checksums in non-optimized updating and the comparison of channel level checksums and their associated update commands in optimized updating infringes the claims of the Novadigm Patent. We do not believe that Novadigm accurately states the functionality of Castanet or establishes that Castanet infringes the Novadigm Patent.

     During March and April 1999, Marimba and Novadigm each filed three dispositive motions in advance of the April 9, 1999 deadline for filing dispositive motions in this case. We filed two motions seeking summary judgment that different versions of Castanet do not infringe the Novadigm Patent and a motion seeking summary judgment that the Novadigm Patent is invalid because it was anticipated by a prior art reference. Novadigm filed three motions seeking to limit certain defenses we could raise at trial. The court denied all of Marimba's and all of Novadigm's dispositive motions without a hearing.

     On July 22, 1999, the court held a pre-trial conference at which the court canceled the prior September 20, 1999 trial date in this matter. The court then scheduled a trial on our defense of inequitable conduct by Novadigm to begin on November 15, 1999 and stated that at the conclusion of that trial it would schedule a jury trial for the remaining issues, which would include the infringement claims against us and our other defenses. To date, both parties have substantially completed their factual and expert discovery.

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

     A failure to prevail in the litigation could result in:

     o our paying monetary damages, which could be tripled if the infringement is found to have been willful, and which may include paying an ongoing royalty to Novadigm for the sales of Castanet products or paying lost profits to Novadigm for particular sales in which we competed with Novadigm and closed a sale;

     o the issuance of a preliminary or permanent injunction requiring us to stop selling Castanet in its current form;

     o our having to redesign Castanet, which could be costly and time consuming and could substantially delay Castanet shipments, assuming that a redesign is feasible;

     o our having to reimburse Novadigm for some or all of its attorneys' fees;

     o our having to obtain from Novadigm a license to its patent, which license might not be made available to us on reasonable terms, particularly because Novadigm is a competitor; and/or

     o our having to indemnify our customers against any losses they may incur due to the alleged infringement.

     Any of these results would seriously harm our business and operating results. Furthermore, we expect to continue to incur substantial costs in defending against this litigation and these costs could increase significantly if our dispute goes to trial. It is possible that these costs could substantially exceed our expectations in future periods.

Marimba v. Novadigm

     On July 30, 1999 Marimba filed a complaint against Novadigm in the United States District Court for the Northern District of California alleging infringement by Novadigm of a patent held by us (U.S. Patent No. 5,919,247, the "Marimba Patent"). Our complaint seeks monetary damages, as well as an injunction to prevent Novadigm from making, using or selling infringing software products. Our complaint also alleges that Novadigm has willfully infringed the Marimba Patent and seeks up to triple damages under the United States Patent Act. The lawsuit is at a preliminary stage, and we cannot assure you that the outcome of this litigation will be favorable to us. In addition, due to the inherent uncertainties in litigation we cannot determine the total expense or other harm that we may incur as a result of litigation, arbitration or settlement of our dispute with Novadigm.


ITEM 2. CHANGES IN SECURITIES.

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


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

  3.2 Amended and Restated Bylaws of the Registrant -- incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

  4.1     Reference is made to Exhibits 3.1 and 3.2.

  4.2 Form of Registrant's Common Stock certificate -- incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

  4.3     Amended and Restated Investors' Rights Agreement dated August 25, 1997
          -- incorporated herein by reference to Exhibit 4.3 to the Company's
          Registration Statement on Form S-1 (File No. 333-72353).

  4.4 Form of Amendment and Waiver of Registration Rights under the Amended and Restated Investors' Rights Agreement -- incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

  4.5 Warrant to purchase shares of Series A Preferred Stock of the Registrant issued to Lighthouse Capital Partners II, L.P. -- incorporated herein by reference to Exhibit 4.5 to the Company's
          Registration Statement on Form S-1 (File No. 333-72353).

 10.1 Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers -- incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

 10.2     1999 Omnibus Equity Incentive Plan and forms of agreements thereunder
          -- incorporated herein by reference to Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (File No. 333-72353).

 10.3     Employee Stock Purchase Plan -- incorporated herein by reference to
          Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File
          No. 333-72353).

 10.4 1999 Non-Employee Directors Option Plan -- incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

 10.5     Assignment and Assumption of Sublease between Quickturn Design
          Systems, Inc. and ilicon, Inc. dated January 31, 1999 -- incorporated herein by reference to Exhibit 10.5 to the Company's Registration
          Statement on Form S-1 (File No. 333-72353).

 10.6     Loan and Security Agreement between the Registrant and Silicon Valley
          Bank dated May 27, 1998 - incorporated herein by reference to Exhibit
          10.6 to the Company's Registration Statement on Form S-1 (File No.
          333-72353).

 10.7+    Original Equipment Manufacturer Agreement between Tivoli Systems
          Subsidiary, Inc. and the Registrant dated March 6, 1998 -- incorporated herein by reference to Exhibit 10.7 to the Company's
          Registration Statement on Form S-1 (File No. 333-72353).

 10.8+    Amendment No. 1 to Original Equipment Manufacturer Agreement between
          Tivoli Systems, Inc. and the Registrant dated February 8, 1999 -- incorporated herein by reference to Exhibit 10.8 to the Company's
          Registration Statement on Form S-1 (File No. 333-72353).

 10.9+    Reseller Agreement between Tivoli Systems Subsidiary, Inc. and the
          Registrant dated August 14, 1997 -- incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
          (File No. 333-72353).

 10.10+ Amendment No. 1 to Reseller Agreement between Tivoli Systems, Inc. and the Registrant dated June 1, 1998 -- incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1
          (File No. 333-72353).

 10.11 Amendment No. 2 to Reseller Agreement between Tivoli Systems, Inc. and the Registrant dated June 30, 1998 -- incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1
          (File No. 333-72353).

EXHIBIT
  NO.                        DESCRIPTION
-------                      -----------
 10.12    Reseller License Guide to Reseller Agreement between Tivoli Systems,
          Inc. and the Registrant dated November 23, 1998 -- incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement
          on Form S-1 (File No. 333-72353).

 10.13+ Pricing Guide to Reseller Agreement between Tivoli Systems, Inc. and the Registrant dated November 23, 1998 -- incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

 10.14 Amendment No. 3 to Reseller Agreement between Tivoli Systems, Inc. and the Registrant dated February 9, 1999 -- incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

 10.15 Amendment No. 4 to Reseller Agreement between Tivoli Systems, Inc. and the Registrant dated April 27, 1999 -- incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

 10.16 Amendment No. 5 to Reseller Agreement between Tivoli Systems, Inc. and the Registrant dated June 29, 1999.

 27.1     Financial Data Schedule.

 99.1     Order of the United States District Court for the Northern District of
          California, San Jose Division dated December 28, 1998 -- incorporated herein by reference to Exhibit 99.1 to the Company's Registration
          Statement on Form S-1 (File No. 333-72353).

----------
  + Confidential treatment requested.

     (b)  Reports on Form 8-K.

          None.

                                  MARIMBA, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MARIMBA, INC.

Date: August 12, 1999                   By:  /s/ Fred M. Gerson
                                             -----------------------------------
                                             Fred M. Gerson
                                             Vice President, Finance and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

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

  3.2 Amended and Restated Bylaws of the Registrant -- incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

  4.1     Reference is made to Exhibits 3.1 and 3.2.

  4.2 Form of Registrant's Common Stock certificate -- incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

  4.3     Amended and Restated Investors' Rights Agreement dated August 25, 1997
          -- incorporated herein by reference to Exhibit 4.3 to the Company's
          Registration Statement on Form S-1 (File No. 333-72353).

  4.4 Form of Amendment and Waiver of Registration Rights under the Amended and Restated Investors' Rights Agreement -- incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

  4.5 Warrant to purchase shares of Series A Preferred Stock of the Registrant issued to Lighthouse Capital Partners II, L.P. -- incorporated herein by reference to Exhibit 4.5 to the Company's
          Registration Statement on Form S-1 (File No. 333-72353).

 10.1 Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers -- incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

 10.2     1999 Omnibus Equity Incentive Plan and forms of agreements thereunder
          -- incorporated herein by reference to Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (File No. 333-72353).

 10.3     Employee Stock Purchase Plan -- incorporated herein by reference to
          Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File
          No. 333-72353).

 10.4 1999 Non-Employee Directors Option Plan -- incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

 10.5     Assignment and Assumption of Sublease between Quickturn Design
          Systems, Inc. and ilicon, Inc. dated January 31, 1999 -- incorporated herein by reference to Exhibit 10.5 to the Company's Registration
          Statement on Form S-1 (File No. 333-72353).

 10.6     Loan and Security Agreement between the Registrant and Silicon Valley
          Bank dated May 27, 1998 - incorporated herein by reference to Exhibit
          10.6 to the Company's Registration Statement on Form S-1 (File No.
          333-72353).

 10.7+    Original Equipment Manufacturer Agreement between Tivoli Systems
          Subsidiary, Inc. and the Registrant dated March 6, 1998 -- incorporated herein by reference to Exhibit 10.7 to the Company's
          Registration Statement on Form S-1 (File No. 333-72353).

 10.8+    Amendment No. 1 to Original Equipment Manufacturer Agreement between
          Tivoli Systems, Inc. and the Registrant dated February 8, 1999 -- incorporated herein by reference to Exhibit 10.8 to the Company's
          Registration Statement on Form S-1 (File No. 333-72353).

 10.9+    Reseller Agreement between Tivoli Systems Subsidiary, Inc. and the
          Registrant dated August 14, 1997 -- incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
          (File No. 333-72353).

 10.10+ Amendment No. 1 to Reseller Agreement between Tivoli Systems, Inc. and the Registrant dated June 1, 1998 -- incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1
          (File No. 333-72353).

 10.11 Amendment No. 2 to Reseller Agreement between Tivoli Systems, Inc. and the Registrant dated June 30, 1998 -- incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1
          (File No. 333-72353).

EXHIBIT
  NO.                        DESCRIPTION
-------                      -----------
 10.12    Reseller License Guide to Reseller Agreement between Tivoli Systems,
          Inc. and the Registrant dated November 23, 1998 -- incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement
          on Form S-1 (File No. 333-72353).

 10.13+ Pricing Guide to Reseller Agreement between Tivoli Systems, Inc. and the Registrant dated November 23, 1998 -- incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

 10.14 Amendment No. 3 to Reseller Agreement between Tivoli Systems, Inc. and the Registrant dated February 9, 1999 -- incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

 10.15 Amendment No. 4 to Reseller Agreement between Tivoli Systems, Inc. and the Registrant dated April 27, 1999 -- incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

 10.16 Amendment No. 5 to Reseller Agreement between Tivoli Systems, Inc. and the Registrant dated June 29, 1999.

 27.1     Financial Data Schedule.

 99.1     Order of the United States District Court for the Northern District of
          California, San Jose Division dated December 28, 1998 -- incorporated herein by reference to Exhibit 99.1 to the Company's Registration
          Statement on Form S-1 (File No. 333-72353).

----------
  + Confidential treatment requested.