Form 10-Q
period 1999-09-30
MARIMBA INC
filed 1999-11-12
CIK 1078295

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


                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES


                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO
                                                 -----    -----
                         COMMISSION FILE NUMBER 00025683

                                  MARIMBA, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                        77-0422318
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

        The number of shares outstanding of the Registrant's Common Stock as of October 29, 1999 was 23,076,997.


================================================================================

                                  MARIMBA, INC.

                                      INDEX

                                                                            PAGE NO.
                                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Balance Sheets as of September 30, 1999
           and December 31, 1998                                                1

           Condensed Consolidated Statements of Operations and Comprehensive
           Loss for the Three and Nine Months Ended September 30, 1999
           and 1998                                                             2

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1999 and 1998                        3

           Notes to Condensed Consolidated Financial Statements                 4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  6

Item 3.    Qualitative and Quantitative Disclosures About Market Risk          19

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                   20

Item 2.    Changes in Securities                                               21

Item 3.    Defaults Upon Senior Securities                                     21

Item 4.    Submission of Matters to a Vote of Security Holders                 21

Item 5.    Other Information                                                   21

Item 6.    Exhibits and Reports on Form 8-K                                    22

SIGNATURE                                                                      24

EXHIBIT INDEX                                                                  25

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MARIMBA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        1999              1998
                                                                      --------          --------
                                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .................................         $ 21,257          $  3,700
  Short-term investments ....................................           37,045             4,125
  Accounts receivable, net ..................................            9,459             2,585
  Unbilled receivables ......................................               --             1,036
  Prepaid expenses and other current assets .................              858               371
                                                                      --------          --------
          Total current assets ..............................           68,619            11,817
Property and equipment, net .................................            2,940             2,747
Long-term investments .......................................           14,575                --
Other assets ................................................               --               298
                                                                      --------          --------
                                                                      $ 86,134          $ 14,862
                                                                      ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable and accrued liabilities ..................         $  1,566          $  1,396
  Accrued compensation ......................................            3,085             1,704
  Current portion of capital lease obligations and
    equipment advances ......................................               92               286
  Deferred revenue ..........................................            9,515             5,519
                                                                      --------          --------
          Total current liabilities .........................           14,258             8,905
Long-term portion of capital lease obligations and equipment
  advances, and other long-term liabilities .................               47               747

Redeemable convertible preferred stock ......................               --            18,953

Stockholders' equity (net capital deficiency):

  Common stock ..............................................                2                 1
  Additional paid-in capital ................................           92,408             2,182
  Note receivable from officer ..............................               --              (160)
  Deferred compensation .....................................           (2,045)           (1,116)
  Cumulative translation adjustment .........................              (17)               (6)
  Unrealized loss on investments ............................             (164)               --
  Accumulated deficit .......................................          (18,355)          (14,644)
                                                                      --------          --------
          Stockholders' equity (net capital deficiency) .....           71,829           (13,743)
                                                                      --------          --------
                                                                      $ 86,134          $ 14,862
                                                                      ========          ========

                             See accompanying notes.

                                  MARIMBA, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ------------------------        ------------------------
                                                                 1999            1998            1999            1998
                                                               --------        --------        --------        --------
                                                                      (unaudited)                     (unaudited)
Revenues:
  License ..............................................       $  6,297        $  3,804        $ 15,735        $  9,450
  Service ..............................................          2,032             929           5,612           1,974
                                                               --------        --------        --------        --------
Total revenues .........................................          8,329           4,733          21,347          11,424
Cost of revenues:
  License ..............................................             28              16             134              49
  Service ..............................................            771             482           2,180           1,366
                                                               --------        --------        --------        --------
Total cost of revenues .................................            799             498           2,314           1,415
                                                               --------        --------        --------        --------
Gross profit ...........................................          7,530           4,235          19,033          10,009
Operating expenses:
  Research and development .............................          2,305           1,545           6,062           4,067
  Sales and marketing ..................................          5,000           3,638          13,635           8,435
  General and administrative ...........................          1,327             596           3,517           1,873
  Amortization of deferred compensation ................            416              73           1,045              73
                                                               --------        --------        --------        --------
Total operating expenses ...............................          9,048           5,852          24,259          14,448
                                                               --------        --------        --------        --------
Loss from operations ...................................         (1,518)         (1,617)         (5,226)         (4,439)
Interest income, net ...................................            938             125           1,545             402
                                                               --------        --------        --------        --------
Loss before income taxes ...............................           (580)         (1,492)         (3,681)         (4,037)
Provision for income taxes .............................             --               4              30               4
                                                               --------        --------        --------        --------
Net loss ...............................................           (580)         (1,496)         (3,711)         (4,041)
                                                               ========        ========        ========        ========

Other comprehensive loss:
  Translation adjustment ...............................              3              --             (11)             --
  Unrealized gain/(loss) on investments ................             20              --            (164)             --
                                                               --------        --------        --------        --------
Comprehensive loss .....................................       $   (557)       $ (1,496)       $ (3,886)       $ (4,041)
                                                               ========        ========        ========        ========


Basic and diluted net loss per share ...................       $   (.03)       $   (.15)       $   (.21)       $   (.45)
                                                               ========        ========        ========        ========
Weighted-average shares of common stock outstanding
  used in computing basic and diluted net loss per share         22,336          10,130          17,817           9,033
                                                               ========        ========        ========        ========

Pro forma basic and diluted net loss per share .........                       $   (.09)       $   (.18)       $   (.27)
                                                                               ========        ========        ========
Shares used in computing pro forma basic and diluted
  net loss per share ...................................                         15,884          20,374          14,787
                                                                               ========        ========        ========

                            See accompanying notes.

                                  MARIMBA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            ------------------------
                                                              1999            1998
                                                            --------        --------
                                                                   (unaudited)
OPERATING ACTIVITIES
Net loss ............................................       $ (3,711)       $ (4,041)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization ..................            906             583
     Amortization of deferred compensation ..........          1,045              73
     Other ..........................................            (11)             --
     Changes in operating assets and liabilities:
       Accounts receivable, net .....................         (6,874)          2,021
       Unbilled receivables .........................          1,036              --
       Prepaid expenses and other current assets ....           (487)             56
       Other assets .................................            298            (185)
       Accounts payable and accrued liabilities .....            170            (979)
       Accrued compensation .........................          1,381             226
       Deferred revenue .............................          3,996          (2,402)
                                                            --------        --------
          Net cash used in operating activities .....         (2,251)         (4,648)
                                                            --------        --------
INVESTING ACTIVITIES
Capital expenditures ................................         (1,099)           (791)
Purchases of investments ............................        (54,658)         (4,115)
Sales of investments ................................          6,999              --
                                                            --------        --------
          Net cash used in investing activities .....        (48,758)         (4,906)
                                                            --------        --------
FINANCING ACTIVITIES
Repayment of note receivable from officer ...........            160              --
Proceeds from sale of common stock in initial public
  offering, net .....................................         68,075              --
Proceeds from issuance of common stock, net of
  repurchases .......................................          1,225             153
Proceeds from equipment advance .....................             --             811
Principal payments on capital lease obligations and
  equipment advances ................................           (894)            (92)
                                                            --------        --------
          Net cash from financing activities ........         68,566             872
                                                            --------        --------
Net increase (decrease) in cash and cash equivalents          17,557          (8,682)
Cash and cash equivalents at beginning of period ....          3,700          14,402
                                                            --------        --------
Cash and cash equivalents at end of period ..........       $ 21,257        $  5,720
                                                            ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activities:
  Conversion of redeemable preferred stock to common
  stock .............................................         18,953              --

                             See accompanying notes.

                                  MARIMBA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 1998 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1999 (the "Registration Statement"). Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per share, as presented in the statements of operations for the periods prior to Marimba's initial public offering, has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of the redeemable convertible preferred stock (using the if-converted method) from the original date of issuance.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share:

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                              ---------------------        ------------------------
                                                               1999          1998            1999            1998
                                                              ------       --------        --------        --------
                                                                       (in thousands, except per share data)
Net loss                                                      $ (580)      $ (1,496)       $ (3,711)       $ (4,041)
                                                              ======       ========        ========        ========
Basic and diluted:
  Weighted-average shares of common stock outstanding         23,018         13,069          18,772          13,090
  Less weighted-average shares subject to repurchase            (682)        (2,939)           (955)         (4,057)
                                                              ------       --------        --------        --------
  Weighted-average shares used in computing
    basic and diluted net loss per common share               22,336         10,130          17,817           9,033
                                                              ------       --------        --------        --------
     Basic and diluted net loss per common share              $ (.03)      $   (.15)       $   (.21)       $   (.45)
                                                              ======       ========        ========        ========
Pro forma:
  Shares used above                                                          10,130          17,817           9,033
  Pro forma adjustment to reflect weighted-average
     effect of the assumed conversion of redeemable
     convertible preferred stock                                              5,754           2,557           5,754
                                                                           --------        --------        --------
  Shares used in computing pro forma basic and
     diluted net loss per share                                              15,884          20,374          14,787
                                                                           --------        --------        --------
  Pro forma basic and diluted net loss per share                           $   (.09)       $   (.18)       $   (.27)
                                                                           ========        ========        ========

     Marimba has excluded all redeemable convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Marimba from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Weighted average options and warrants outstanding to purchase 3,050,000 and

2,688,000 shares of common stock for the three and nine months ended September 30, 1999, respectively, and 1,535,000 and 1,110,000 shares for the three and nine months ended September 30, 1998, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Revenue Concentration

        Three customers accounted for 17%, 16% and 14% of revenues in the third quarter of 1999. In the third quarter of 1998, two customers accounted for 40% and 12% of revenues. In the first nine months of 1999, one customer accounted for 11% of revenues and in the comparable period of 1998, two customers represented 27% and 17% of revenues. International revenues accounted for 10% of total revenues for the first nine months of 1999 and 8% of total revenues for the comparable period of 1998.

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

3. INITIAL PUBLIC OFFERING AND DEFERRED COMPENSATION

Initial Public Offering

        On April 30, 1999, Marimba sold 3,548,000 shares of common stock in an underwritten public offering and on May 4, 1999 sold an additional 188,000 shares through the exercise of the underwriters' over-allotment option for net proceeds of approximately $68,075,000, after offering expenses. Simultaneously with the closing of the public offering, all 5,753,566 shares of Marimba's preferred stock were converted to common stock on a one for one basis. Additionally, a warrant to purchase 16,865 shares of Series A redeemable convertible preferred stock was converted to a warrant to purchase the same number of common shares.

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

        In January 1997, we released our first version of Castanet and, to date, have derived substantially all our revenues from the license of Castanet and related services. We licensed Castanet in early 1997 to enterprises primarily for pilot programs that involved limited deployments. In 1997, we grew our organization by hiring personnel in key areas, particularly sales, research and development and marketing. During 1998, we continued to develop and market our Castanet products and enhance the core Castanet infrastructure with additional products. Also in 1998, we licensed Castanet to repeat customers for larger scale production deployments. During this time period, we continued to make substantial investments in our internal infrastructure by hiring employees throughout the organization. In March 1999, we released Castanet 4.0, which provides enhanced Internet services management capabilities.

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

        We market our products worldwide through a combination of a direct sales force and channel partners. As a reseller of our product, Tivoli accounted for approximately 18% of our revenues in 1998. This includes approximately 40% of our revenues in the third quarter of 1998 and approximately 20% of our revenues in the fourth quarter of 1998. We also have an original equipment manufacturer
(OEM) agreement with Tivoli under which Tivoli built upon the Castanet infrastructure to develop a product called Cross-Site, which was released in April 1999. Revenues from Tivoli under the OEM agreement are derived from per seat royalties on sales of Cross-Site that contain the Castanet infrastructure. The decrease in Tivoli revenues as a percentage of total revenues during the fourth quarter of 1998 was due to the growth in Marimba's direct sales, as well as the pending release of Cross-Site.

        During the first quarter of 1999, Tivoli accounted for less than 10% of our revenues. In this period Cross-Site had not been released and sales of Castanet through Tivoli had decreased as Tivoli started to transition from selling Castanet to selling Cross-Site. In the second quarter of 1999, Tivoli accounted for 11% of total revenues. This represented a combination of Cross-Site royalties and revenues from Castanet sales by Tivoli. Tivoli accounted for 14% of total revenues in the third quarter of 1999, which consisted primarily of Cross-Site sales. With the launch of Cross-Site, sales through Tivoli have shifted from Castanet to Cross-Site. The per seat royalties under the OEM agreement are less than the per seat prices under our reseller agreement with Tivoli. There is no assurance that royalties from the sale of Cross-Site will be sufficient to replace Tivoli's sales of Castanet. Any failure of Cross-Site to achieve widespread market acceptance could significantly harm our business and operating results.

        Despite our revenue growth, we have incurred significant losses since inception and, as of September 30, 1999, we had an accumulated deficit of approximately $18.4 million. We believe our success depends on further increasing our customer base and on growth in the Internet services management market. Accordingly, we intend to continue to invest heavily in sales, marketing and research and development. Furthermore, we expect to continue to incur substantial operating losses at least through 1999, and given our expected increases in operating expenses we will require significant increases in revenues before we become profitable.

        In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Additionally, despite our sequential quarterly revenue growth during 1998 and the first three quarters of 1999, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth.

RESULTS OF OPERATIONS

        The following table sets forth certain statements of operations data as a percentage of total revenues for the three month and nine month periods ended September 30, 1999 and 1998. This data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registration Statement.

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                 -------------------         -------------------
                                                  1999          1998          1999          1998
                                                 -----         -----         -----         -----
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues:
  License                                         75.6%         80.4%         73.7%         82.7%
  Service                                         24.4          19.6          26.3          17.3
                                                 -----         -----         -----         -----
Total revenues                                   100.0         100.0         100.0         100.0
Cost of revenues:
  License                                          0.3           0.3           0.6           0.4
  Service                                          9.3          10.2          10.2          12.0
                                                 -----         -----         -----         -----
Total cost of revenues                             9.6          10.5          10.8          12.4
                                                 -----         -----         -----         -----
Gross profit                                      90.4          89.5          89.2          87.6
Operating expenses:
  Research and development                        27.7          32.7          28.4          35.7
  Sales and marketing                             60.0          76.9          63.9          73.8
  General and administrative                      15.9          12.6          16.5          16.4
  Amortization of deferred compensation            5.0           1.5           4.9           0.6
                                                 -----         -----         -----         -----
Total operating expenses                         108.6         123.7         113.7         126.5
                                                 -----         -----         -----         -----
Loss from operations                             (18.2)        (34.2)        (24.5)        (38.9)
Interest income, net                              11.2           2.6           7.3           3.5
                                                 -----         -----         -----         -----
Loss before income taxes                          (7.0)        (31.6)        (17.2)        (35.4)
Provision for income taxes                        (0.0)         (0.0)         (0.1)         (0.0)
                                                 -----         -----         -----         -----
Net loss                                          (7.0)%       (31.6)%       (17.4)%       (35.4)%
                                                 =====         =====         =====         =====


REVENUES

        Total revenues for the third quarter of 1999 increased 76%, to $8.3 million from $4.7 million in the third quarter of 1998. For the nine months ended September 30, 1999, total revenues increased 87% to $21.3 million from $11.4 million in the comparable period of 1998.

        License Revenues. License revenues increased 66%, to $6.3 million in the third quarter of 1999 from $3.8 million in the third quarter of 1998. Total license revenues in the nine months ended September 30, 1999 increased 67% to $15.7 million from $9.5 million in the comparable period of 1998. Substantially all license revenues were derived from sales of our Castanet products. The growth of license revenues was due to increased product licenses sold, reflecting higher customer demand for our products, expansion of the Castanet product line and growth in our sales organization.

        Service Revenues. Service revenues include maintenance and support, consulting and training. Service revenues increased 119%, to $2.0 million in the third quarter of 1999 from $929,000 in the third quarter of 1998. As a percentage of total revenues, service revenues increased to 24% and 26% of total revenues in the three and nine month periods ended September 30, 1999 from 20% and 17% in the comparable periods of 1998. The increases in service revenues, in absolute amount and as a percentage of total revenues, were due primarily to increased maintenance revenues from a larger installed base of customers and increased revenue from consulting services.

COSTS OF REVENUES

        Cost of License Revenues. Cost of license revenues consists primarily of the fees for third-party software products integrated into Castanet and was less than 1% of total revenues in the three and nine month periods ended September 30, 1999 and 1998.

        Cost of Service Revenues. Cost of service revenues increased to $771,000 in the third quarter of 1999 from $482,000 in the third quarter of 1998, representing 38% and 52% of service revenue. In the first nine months of 1999, cost of service revenues increased to $2.2 million from $1.4 million for the comparable period in 1998, representing 39% and 69% of service revenues. The increases in cost of service revenues in absolute dollars for the three and nine month periods ended September 30, 1999 from the comparable periods of 1998 were due primarily to growth in our customer support organization and an increase in consulting costs commensurate with the increase in consulting revenues. The decreases in cost of service revenues as a percentage of service revenues were primarily due to the economies of scale in our customer support organization, with costs spread over a larger number of maintenance customers.

OPERATING EXPENSES

        Research and Development. Research and development expenses increased 49%, to $2.3 million in the third quarter of 1999 from $1.5 million in the third quarter of 1998. For the first nine months of 1999, research and development expenses increased 49%, to $6.1 million from $4.1 million in the comparable period of 1998. The increases in research and development expenses were due to increases in engineering personnel and related employee costs, as well as increases in third-party consulting costs.

        Sales and Marketing. Sales and marketing expenses increased 37%, to $5.0 million in the third quarter of 1999 from $3.6 million in the third quarter of 1998. For the first nine months of 1999, sales and marketing expenses increased 62%, to $13.6 million from $8.4 million in the comparable period of 1998. The increases in sales and marketing expenses were due primarily to growth in our sales and marketing organizations, including related salaries, sales commissions, employee benefits and other related costs. We increased the number of sales and marketing personnel to 82 employees at September 30, 1999 from 51 employees at September 30, 1998. Marimba also opened additional regional sales offices and, in August 1998, opened a sales office in the United Kingdom. The increases in sales and marketing in the 1999 periods also reflect an expansion of our marketing programs and advertising.

        General and Administrative. General and administrative expenses increased 123%, to $1.3 million in the third quarter of 1999 from $596,000 in the third quarter of 1998. For the first nine months of 1999, general and administrative expenses increased 88%, to $3.5 million from $1.9 million in the comparable period in 1998. The increases in general and administrative expenses were due, in part, to growth of our administrative organizations in support of the overall growth of Marimba. Additionally, we continued to incur significant outside legal costs in defense of Novadigm's patent infringement complaint against us, originally filed in March 1997. During the first nine months of 1999, we incurred significant legal costs associated with several pre-trial motions and overall trial preparation. We expect to continue to incur significant costs related to this complaint in the future and expect these costs to materially increase when we go to trial. The first phase of the trial is currently scheduled for November 15, 1999. We have also incurred additional expenses associated with being a public company and expect such costs to increase in the future.

        Deferred Compensation. We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.1 million. Deferred compensation is amortized over the vesting periods of the options on a graded vesting method. We amortized deferred compensation of $251,000 during 1998, and $178,000, $451,000 and $416,000 in the first, second and third quarters of 1999. The amortization of deferred compensation recorded will approximate $1.4 million for 1999, $1.0 million for 2000, $530,000 for 2001, $230,000 for 2002 and $33,000 for 2003.

        Interest Income, Net. Interest income, net, increased to $938,000 in the third quarter of 1999 from $125,000 in the third quarter of 1998. For the first nine months of 1999, interest income, net, increased to $1.5 million from $402,000 in the comparable period of 1998. The increases are due to higher interest income resulting from the invested cash from our initial public offering completed in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1999, our principal sources of liquidity included approximately $21.3 million of cash and cash equivalents and $51.6 million of investments in marketable securities. In May 1999, we sold shares of our common stock in our initial public offering, generating net proceeds of approximately $68 million, after offering expenses. Net cash used in investing activities for the nine months ended September 30, 1999 reflects investment of approximately $48 million of the net proceeds from our initial public offering in marketable securities. Proceeds from other issuances of common stock of approximately $1.2 million for the nine months ended September 30, 1999 is comprised primarily of employee exercises of stock options. Net cash used in operating activities for the nine months ended September 30, 1999 reflects the effect of our net loss and an increase in accounts receivable, offset partially by an increase in deferred revenue. The increases in accounts receivable and deferred revenue were due primarily to sales to customers in August and September of 1999 and an advance due from a customer.

        We currently anticipate that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, cash generated from operations, if any, may not be sufficient to satisfy our liquidity requirements. We may therefore need to sell additional equity or raise funds by other means. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

Customer Representations and Warranties

        We generally represent and warrant to our customers that the occurrence of the date January 1, 2000 and any related leap-year issues will not cause our products to fail to operate properly. This warranty generally includes representations regarding the ability of our product to store, display, calculate, compute and otherwise process date- related data. Our warranty generally applies only to our products and excludes failures resulting from the combination of our products with other software or hardware or from the use of our software in a manner not in accordance with the related documentation.

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

Our Internal Systems

        Although we do not have a formal contingency plan to address Year 2000 issues, we have assessed our internal risks associated with the Year 2000 issue and taken corrective action where appropriate. We have inventoried our internal software and hardware systems, as well as products and services provided by third-party vendors. These systems include those related to product delivery, customer service, internal and external communications, accounting and payroll, which we consider critical areas of our business. We have sought vendor certification for all third-party systems and have concluded the risk assessment phase of our Year 2000 project. Additionally, vendor-supplied Year 2000 compliant upgrades have been applied to many of our internal systems. Continuing phases of our Year 2000 project will include our own tests of critical systems and application of remaining vendor-supplied Year 2000 compliant upgrades. We expect these phases to continue through the remainder of 1999.

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

OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

Our Limited Operating History May Prevent Us From Achieving Success in Our Business

        We were founded in February 1996 and have a limited operating history that may prevent us from achieving success in our business. The revenues and income potential of our business and market are unproven. We will encounter challenges and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. We may not successfully address any of these challenges and the failure to do so would seriously harm our business and operating results. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business.

We Have Incurred Losses and We Expect Future Losses

        Our failure to significantly increase our revenues would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. As of September 30, 1999, we had an accumulated deficit of $18.4 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to significantly increase our quarterly revenues to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

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

We Depend on Our Relationship with Tivoli

        Tivoli has been a primary reseller of our products. In March of 1998, we also entered into an original equipment manufacturer agreement with Tivoli under which Tivoli built upon the Castanet infrastructure to develop a product called Cross-Site, which was released in April 1999. During the second quarter of 1999, we derived 11% of our total revenues from Tivoli. This represented a combination of Castanet sales by Tivoli, as well as royalties on sales of Cross-Site. In the third quarter of 1999, Tivoli accounted for 14% of our total revenues. These revenues resulted primarily from royalties on the sales of Cross-Site as Tivoli transitioned from selling Castanet to selling Cross-Site. The per seat royalties under the OEM agreement are less than the per seat prices under our reseller agreement with Tivoli. There is no assurance that royalties from the sale of Cross-Site will be sufficient to replace Tivoli's sales of Castanet. Any failure of Cross-Site to achieve widespread market acceptance could significantly harm our business and operating results. Additionally, because Cross-Site is built upon the Castanet infrastructure, we expect Cross-Site to compete with our Castanet products.

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

Protection of Our Intellectual Property Is Limited

        We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. For example, on July 30, 1999 we filed a complaint against Novadigm alleging patent infringement. Such litigation could result in substantial costs and diversion of resources and could seriously harm our business and operating results. The lawsuit is at a preliminary stage, and we cannot assure that the outcome of this litigation will be favorable to us. For a description of our action against Novadigm, please see "Legal Proceedings
- Marimba v. Novadigm." In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States.

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

        We expect our service revenues to increase in dollar amount as we continue to provide support, consulting and training services that complement our products and as our installed base of customers grows. This could negatively impact our gross margin because margins on revenues derived from services are generally lower than gross margins on revenues derived from the license of Castanet.

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

We Must Retain and Attract Key Personnel

        Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our President and Chief Executive Officer, Kim Polese, our Executive Vice President, Worldwide Sales and Chief Operating Officer, Steven P. Williams and our Chief Technical Officer, Arthur van Hoff. We may not be successful in attracting, assimilating or retaining qualified senior management or other personnel in the future. None of our senior management or other key personnel is bound by an employment agreement. If we lose one or more of these key employees, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other companies in the San Francisco Bay Area, we face intense competition for qualified personnel.

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

Year 2000 Issues Could Affect Our Business

        We have assessed Year 2000 issues with the computer communications, software and security systems that we use to deliver and manage our products and to manage our internal operations. If our systems do not operate properly with respect to date calculations involving the Year 2000 and subsequent dates, we could incur unanticipated expenses to remedy any problems, which could seriously harm our business. We may also experience reduced sales of our products as current or potential customers reduce their budgets for Internet services management products due to increased expenditures on their own Year 2000 compliance efforts.

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

Volatility of Stock Price

        The market price of our common stock has been and is likely to continue to be highly volatile. For example, on August 9, 1999 our stock price closed at $22.50 and on May 3, 1999 our stock price closed at $66.44. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technological innovations, new products or new contracts by us or our competitors, developments with respect to copyrights or proprietary rights and related litigation, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology companies. These types of broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation against Marimba could result in substantial costs and a diversion of our attention and resources and seriously harm our business and operating results.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, strengthening of the dollar could make our products less competitive in foreign markets.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our funds are invested in instruments with maturities less than two years. Our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations. Due to the nature of our investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        On August 6, 1999, Thomas E. Banahan resigned as our Vice President, Business Development.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

       EXHIBIT
         NO.                             DESCRIPTION
         ---                             -----------
         3.1    Form of Third Amended and Restated Certificate of Incorporation
                to be filed upon the closing of the offering made pursuant to this Registration Statement incorporated herein by reference to
                Exhibit 3.3 to the Company's Registration Statement on Form S-1
                (File No. 333-72353).

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

       EXHIBIT
         NO.                             DESCRIPTION
         ---                             -----------
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

                                           MARIMBA, INC.

Date:  November 12, 1999                   By: /s/ FRED M. GERSON
                                               ---------------------------------
                                               Fred M. Gerson
                                               Vice President, Finance and Chief
                                               Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX


       EXHIBIT
         NO.                             DESCRIPTION
         ---                             -----------
         3.1    Form of Third Amended and Restated Certificate of Incorporation
                to be filed upon the closing of the offering made pursuant to this Registration Statement incorporated herein by reference to
                Exhibit 3.3 to the Company's Registration Statement on Form S-1
                (File No. 333-72353).

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

       EXHIBIT
         NO.                             DESCRIPTION
         ---                             -----------
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