Form 10-K
period 1999-12-31
MARIMBA INC
filed 2000-03-27
CIK 1078295

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K
                                ----------------

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.0001 PAR VALUE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's common stock, $.0001 par value, held by non-affiliates of the Registrant on February 29, 2000 was approximately $1.4 billion. As of February 29, 2000, there were 23,281,586 shares of Registrant's common stock, $.0001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement (the "Proxy Statement") to be mailed to stockholders in connection with its 2000 annual meeting of stockholders scheduled to be held on June 8, 2000 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

                                  MARIMBA, INC.
                                TABLE OF CONTENTS

PART I

Item 1.  Business......................................................................  3

Item 2.  Properties....................................................................  9

Item 3.  Legal Proceedings.............................................................  9

Item 4.  Submission of Matters to a Vote of Security Holders........................... 10

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......... 11

Item 6.  Selected Consolidated Financial Data.......................................... 12

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations................................................................. 13

Item 7a. Qualitative and Quantitative Disclosures about Market Risk.................... 27

Item 8.  Consolidated Financial Statements and Supplementary Data...................... 28

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosures................................................................... 44

PART III

Item 10. Directors and Executive Officers of the Registrant............................ 44

Item 11. Executive Compensation........................................................ 44

Item 12. Security Ownership of Certain Beneficial Owners and Management................ 44

Item 13. Certain Relationships and Related Transactions................................ 44

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K................ 44

SIGNATURES............................................................................. 45

PART I

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Other Factors Affecting Operating Results, Liquidity and Capital Resources" and the risks discussed in our other Securities and Exchange Commission filings.

ITEM 1.  BUSINESS

   Marimba, Inc. was incorporated in Delaware in February 1996. We develop, market and support Internet-based software management solutions that enable companies to expand their market reach, streamline business processes and strengthen relationships with customers, business partners and employees. Our Castanet product family provides an efficient and reliable way for enterprises to distribute, update and manage applications and related data over corporate intranets, extranets and the Internet. Our strategy is to extend the Castanet foundation to manage the array of infrastructure, systems and components upon which business applications and services depend. We believe that, by using Castanet, companies are able to reduce software management costs, deliver greater functionality to users and provide a robust infrastructure for mission-critical applications. Our global customer base spans multiple industry segments including financial services, insurance, retail, manufacturing and telecommunications. Castanet customers include various industry leaders, including Bear Stearns, Charles Schwab, The Home Depot, Intuit, ADP, Nortel Networks, Seagate Technology and Cisco Systems. We market our Castanet products worldwide through a combination of a direct sales force, resellers and distributors.

MARIMBA PRODUCTS

Castanet Product Family

   The Castanet product family provides a robust framework to distribute, update and manage applications and related content over corporate intranets, extranets and the Internet to multiple endpoints. Designed upon an open, extensible architecture, our Castanet products automatically recover from transmission errors, provide a variety of security features, reduce network connection time, allow personalization and are rapidly scalable to a large number of users in geographically dispersed locations. The Castanet product family is modular, allowing organizations to add functionality as their e-business management requirements expand. The Castanet product family is summarized below:

   Castanet Infrastructure Suite. The Infrastructure Suite provides the foundation upon which all other Castanet product suites are built. It provides the components necessary to distribute, manage and maintain applications across intranets, extranets and the Internet.

   Castanet Production Suite. The Production Suite provides the ability to package and publish custom or off-the-shelf applications, files and documents for distribution by the Castanet Infrastructure Suite.

   Castanet Management Suite. The Management Suite provides comprehensive solutions for the management, deployment and maintenance of enterprise-wide Castanet installations and permits centralized monitoring and control of local and remote Castanet servers and clients. Optional extensions to the Management Suite also provide extensive client customization and branding capabilities.

   Castanet Inventory Suite. The Inventory Suite simplifies the discovery, tracking and management of the desktop, server and portable computing resources within the enterprise. By providing database integration and reporting capabilities, the suite is designed to allow administrators to generate up to date information on machines within their domains of control, even if they are only connected intermittently to a network.

   Castanet Subscription Suite. The Subscription Suite is designed to provide technology managers with the ability to use existing profile information to define, distribute and enforce a centralized subscription policy that determines which applications should be made available, installed or deleted from a user's machine.

   We generally license the Castanet Infrastructure and Inventory Suites on a per user basis with the total fee determined, in part, by the number of end-users who can obtain updates using Castanet. The license terms also vary depending on the number of applications to be deployed with Castanet and whether the computer receiving updates is a server or client computer. Separate licenses are available for the right to customize the user interface of the client component of Castanet and to distribute the client and/or server components of the system to customers, partners or others outside of the customer's own organization. The Castanet Production, Management and Subscription Suites are generally licensed on a per user basis, based on the number of individual systems administrators who will use the components of the suites.

DocService

   DocService. DocService is designed to provide a complete, out-of-the-box solution for a specific Internet infrastructure management challenge. DocService automates targeted document delivery across corporate intranets, extranets and the Internet. DocService makes it easy for corporations to deliver single documents to single recipients or hundreds of documents to thousands of recipients, all within an easily managed and organized infrastructure that supports automatic document updating. We license DocService on a per user basis.

Timbale

   Timbale. In February 2000, Marimba announced the Timbale product family, which includes two new products designed to address many of the server management challenges inherent in thin-client and Web commerce computing environments today. Such challenges include reliability for maximum uptime, efficient content replication for large quantities of data, pre-deployment control, error detection and rollback capability, and automated scripting for deployments to large numbers of servers. The first Timbale product, Timbale for Server Management, was released for sale in March 2000. The second Timbale product, Timbale for Windows Terminal Services, is scheduled for release later in 2000. Timbale is licensed based on the number of servers and the servers' configuration. There can be no assurance that Timbale for Windows Terminal Services will be released as scheduled, or once released, that the Timbale products will gain widespread market acceptance.

ARCHITECTURE

   The Castanet infrastructure is designed to distribute software and data efficiently over networks based upon TCP/IP (Transmission Control Protocol/Internet Protocol), the basic communication protocol of the Internet. Castanet packages an application as a channel and publishes the application to a transmitter, which then distributes the channel and subsequent updates across a network to tuners on client computers.

   Channel. A channel is the application and/or related data that is distributed using Castanet. For example, a channel could consist of a stock-trading application written in Java or a shrink-wrapped application, including Microsoft Word and related documents. Each channel has an associated list of properties that describes its features, including application type, author, copyright notice, update schedule and entry point. Castanet's application packager prepares the channel for distribution and inserts a channel adapter that installs and launches the application in a platform and application specific manner. The application packager is designed to accommodate a range of application types, including Java applets, Java Beans, Visual Basic, C, C++ and shrink-wrapped applications. Using OSD (Open Software Description), a format for describing the way software programs relate to one another, the application packager creates a description of the installation process which is based on XML (eXtensible Markup Language), a format commonly used on the Internet to describe data and documents. Using this technology, both shrink-wrapped and custom applications can be installed, updated and repaired without requiring changes to the original application and without relying on the original application installer. After the application is packaged as a channel, it is published to the transmitter for distribution over the network.

   Transmitter. The transmitter is the server component of Castanet. It distributes channels and subsequent updates to the tuner, the Castanet client. The tuner and transmitter communicate using the Castanet protocol which is designed to minimize bandwidth requirements for updates over HTTP (Hyper-Text Transfer Protocol), the protocol used to distribute web pages. The Castanet protocol uses compression technology that compresses data and applications, and differential updating which identifies changes in code and updates only the changed portion. All updates are transactional, interruptible and atomic, which means that channels on the tuner are always in a functional state even if the most recent update failed or was interrupted. In addition, interrupted downloads can be restarted automatically at the point of interruption. Castanet provides functionality to identify and verify each channel resource and installed applications. Additional transmitter features include replication, personalization, client feedback, bandwidth management and policy administration. Castanet implements user authentication and access control using passwords or client-side certificates and by leveraging directory services, including LDAP (Lightweight Directory Access Protocol), or Microsoft's Active Directory.

   Tuner. The tuner is the client component of Castanet. The tuner subscribes to channels located on the transmitter and downloads, installs and receives updates of each channel. Once received from a transmitter, channels are stored locally on the tuner, making the downloaded channel resources instantly accessible regardless of whether the user is connected to the network. The tuner is typically configured to run in the background and can manage multiple channels simultaneously without end-user interaction, updating them as necessary to present the user with the most recent version. In addition, the tuner's user interface can be customized to include the brand, logo and other look and feel elements desired by the customer. The tuner provides a comprehensive set of features for modem support, bandwidth management, security controls, certificate management, update scheduling and support for corporate network security mechanisms.

   Using the Castanet protocol, tuners can be redirected automatically to additional transmitters, serving as repeaters, in order to reduce the load on the main transmitter and to make more efficient use of available bandwidth. By adding repeaters, it is possible to provide faster download times and to service thousands of simultaneous downloads. Repeaters can be added and removed dynamically without disrupting the overall service, allowing for a high level of scalability, improved service quality and availability. In addition, the use of a caching proxy server, which stores frequently accessed files on a local disk, can improve the efficiency of downloads through corporate network security barriers in an intranet or network into the enterprise.

   In addition to the basic Castanet components, a variety of Castanet features are available for reporting downloads, staging updates, application signing, resource planning, certificate management, license installation, transmitter administration, tuner administration and deploying tuner updates. All of these features are distributed as Castanet channels, and together with the basic infrastructure components, provide all the necessary functionality to distribute, manage and maintain mission critical applications and services. Where appropriate, we provide programming interfaces and software development kits for customized extensions, allowing customers to tailor the Castanet solution to their specific needs, or to embed the Castanet technology into existing applications.

TECHNOLOGY

   We believe that our investment in engineering has resulted in technology that provides us with a strategic advantage. Castanet has been built from the ground up to provide a robust Internet-based solution. Castanet provides a lightweight, cross-platform and easy-to-deploy solution that helps solve complex application deployment and management problems which we believe are not addressed adequately by existing client-server distribution and management tools.

   Castanet makes extensive use of a broad range of technologies, including Java, TCP/IP, HTTP, LDAP, XML, SSL (Secure Socket Layer), a protocol for secure transmissions over the Internet, and various digital security technologies. In addition, we have worked with partners to submit several standards proposals to the World Wide Web Consortium, including the OSD format jointly developed with Microsoft and the DRP protocol (HTTP Distribution and Replication Protocol), a protocol which efficiently distributes data on the Internet, jointly developed with Netscape, Sun Microsystems, Novell, Inc. and Excite@Home.

   The Castanet protocol is designed to distribute applications and data to multiple intermittently connected endpoints. The protocol is layered on HTTP so that it can be used from within most secure corporate intranets and networks by tunneling through an HTTP proxy server. When the user is on line, the tuner initiates update requests either when requested by the user or automatically using a predefined update schedule. When an update request is received, the transmitter quickly determines which files in the channel have changed, and if a change has occurred, Castanet determines exactly which bytes within those files have changed. The tuner then downloads the resulting changes, and compression algorithms are used to further reduce the total download overhead. The efficiency of the Castanet protocol makes it possible to distribute frequent updates to large applications and application files with relatively low bandwidth utilization. The protocol also provides features for user authentication, personalization of content, the distribution of events and data from the tuner to the transmitter and the automatic redirection of requests to repeaters.

   Our OSD-based software installation technology provides a cross-platform framework for installing, updating, and verifying applications in an operating system specific manner. Applications are delivered with an OSD file that defines the platforms on which the software runs, as well as the libraries and resources it requires. In addition, the OSD file contains platform specific extensions that define the exact installation requirements. For example, on the Microsoft Windows platform, the OSD file describes exactly which files need to be installed, which libraries that contain application code need to be updated, which registry entries need to be set and which system scripts need to be updated. Once an application is installed, the OSD file can be used to upgrade, verify and uninstall the application. OSD files are generated automatically using an installation capture technology, which eliminates the use of the original application installer. Information technology managers can customize the OSD script to control the level of user involvement in the resulting installation.

   We have invested significant resources in developing Castanet's security implementation. Castanet's security features currently include end user authentication, digital certificates to verify application authenticity and SSL communications to help protect the integrity and confidentiality of data transmitted via Castanet. We offer a standard 40-bit encryption implementation for international use and a 128-bit encryption implementation for domestic use only. Our security implementation represents a combination of software written by us and security code licensed to us by various vendors, including encryption modules licensed from RSA Data Security and an SSL implementation from Netscape. To further enhance the breadth of our security offerings, we also licensed a Java-based security implementation. We also have an arrangement with VeriSign and Thawte for the provision of digital certificates specifically for Castanet products. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- We Rely on Third-Party Software and Applications."

   Most of our products are implemented using Sun Microsystems' Java programming language. As a result, we believe that our products are portable, easy to internationalize, easily reconfigured and efficient. The use of Java has proven to be an advantage in developing portable components without significantly increasing the engineering overhead as additional platform support is required. We believe that our use of and expertise in Java provides us a competitive advantage. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- We Rely on Third-Party Software and Applications."

SALES, MARKETING AND DISTRIBUTION

   We market our Castanet products worldwide through a combination of a direct sales force, resellers and distributors. Our worldwide direct sales, marketing and business development organizations consisted of 90 individuals as of December 31, 1999, 45 of whom were located at our Mountain View, California headquarters, 38 in regional offices located in California, Georgia, Illinois, Michigan, New York, Texas and Virginia and 7 in our European office in the United Kingdom.

   Our sales, marketing and distribution approaches are designed to help customers understand both the business and technical benefits of the products. We have built an experienced consulting services organization to facilitate the successful deployment of our products. We intend to expand our consulting services organization and direct sales force and to establish additional sales offices domestically and internationally. Competition for sales personnel is intense, and we may not be able to attract, assimilate or retain additional qualified personnel in the future. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- We Need to Develop and Expand Our Sales, Marketing and Distribution Capabilities."

   We conduct a variety of marketing programs worldwide to educate our target market, create awareness and generate leads for our Castanet solutions. To achieve these goals, we have engaged in marketing activities including e-business seminars, direct mailings, print and online advertising campaigns and trade shows. These programs are targeted at key information technology executives as well as vice presidents of marketing and general managers of business units. In addition, we conduct comprehensive public relations programs that include establishing and maintaining relationships with key trade press, business press and industry analysts as well as an active executive speakers' bureau. We have also initiated a customer advisory council which provides a communication channel for regular feedback from key customers to facilitate the design of products that meet the expanding requirements of our target market.

   Markets outside the United States are currently served by our direct sales office in the United Kingdom as well as independent distributors and resellers covering countries in Europe and Asia. Our distributors purchase our Castanet products at discounts from end-user list prices. Sales under the agreements are denominated in U.S. dollars. Foreign sales are subject to risks, including exchange rate fluctuations, internal monetary conditions, tariffs, import licenses, trade policies and domestic and foreign tax policies. For more information on risks related to foreign sales see "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- Expanding Internationally Is Expensive, We May Receive No Benefit from Our Expansion and Our International Operations are Subject to Governmental Regulation."

   We may not be able to enter into agreements or establish relationships with desired distribution partners on a timely basis, or at all, and our distribution partners may not devote adequate resources to selling our products. For more information on risks related to third-party distribution channels see "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- We Need to Develop and Expand Our Sales, Marketing and Distribution Capabilities."

CUSTOMER SUPPORT AND TRAINING

   Our customer support and training organization consisted of 19 employees as of December 31, 1999. We offer a variety of annual support and maintenance programs for our products, as well as support services designed to meet specific needs such as an option to purchase support on a per-question basis

   Customers that license our products typically engage our professional services organization to assist with support, training and consulting. We believe that growth in our product sales depends upon our ability to provide our customers with these services and to educate third-party resellers and consultants on how to provide similar services. As a result, we plan to increase the number of our service personnel to meet these needs. Please see "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- We Need to Expand Our Professional Services."

RESEARCH AND DEVELOPMENT

   As of December 31, 1999, our engineering organization was comprised of 63 employees responsible for product development, quality assurance, documentation, localization and porting. Our product development organization is divided into five groups: Core development, Applications development, Castanet development, WTS development and Server to Server Management development.

   - The Core development group is focused on enhancing the robustness, reliability, performance and flexibility of our core functionality and expanding the ability of Castanet to operate with leading operating systems.

   - The Applications development group addresses specific enterprise problems that can also directly benefit and leverage our product line such as document management to end users and bi-directional data management between remote offices and stores.

   - The Castanet development group is focused on developing enterprise-level products that address application and content distribution, deployment and management.

   - The WTS development group is focused on increasing high availability solutions for WTS server management. In addition, this group is focusing on ways to save WTS administrators time on server configuration management.

   - The Server to Server Management development group is focused on developing products that provide centralized control of efficient content replication across the intranet, extranet and Internet for server-based computing environments.

   These five development groups are supported by the quality assurance, documentation, localization and porting groups. The quality assurance group implements a process designed to identify software defects through the entire development cycle. The documentation group is responsible for end user, administrator and developer documentation for our products. The localization group is responsible for internationalizing our products while in development as well as performing the language-specific localization after the English version is produced. The porting group is responsible for any changes to the source code required to allow a product to run on platforms other than the two core development platforms of Sun Microsystems Solaris and Microsoft Windows.

   We believe that our software development team and core technologies represent a significant competitive advantage. The software development team includes a number of key members from the engineering team that developed the Java programming language and Java virtual machines at Sun Microsystems.

   A technically skilled, quality oriented and highly productive development organization will be a key component of the success of new product offerings. We must continue to attract and retain highly qualified employees to further our research and development efforts. Our business and operating results could be seriously harmed if we are not able to hire and retain the required number of individuals.

   Research and development expenses were $8.5 million in 1999, $5.8 million in 1998 and $2.4 million in 1997. To date, substantially all software development costs have been expensed as incurred and developed by our employees. We believe that significant investments in research and development are required to remain competitive. As a consequence, we intend to continue to increase the absolute amount of our research and development expenditures in the future. For more information on our research and development expenses, see 'Management's Discussion and Analysis of Financial Condition and Results of Operations."

   We cannot be sure that existing and future development efforts will be completed within our anticipated schedules or that they will have the features to make them successful. Future delays or problems in the development of product enhancements or new products could seriously harm our business and operating results. Furthermore, despite our testing and testing by our customers, errors might be found in our products, which we are unable to successfully correct in a timely and cost-effective manner. If we are not able to develop new products, enhancements to existing products or correct errors on a timely and cost-effective basis, or if these new products or enhancements do not have the features necessary to make them successful, our business and operating results will be seriously harmed. Furthermore, we currently license externally developed technology and will continue to evaluate externally developed technologies for integration into our product lines. Our business and operating results would be harmed if we are not able to continue licensing such third party products on commercially reasonable terms. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- Our Success Depends on Our Castanet Product Family and New Product Development," "-- Software Defects in Castanet Would Harm Our Business" and "-- We Must Respond to Rapid Technological Change and Evolving Industry Standards."

COMPETITION

   The market for Internet infrastructure management solutions is new, intensely competitive and rapidly evolving. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to compete depends on many factors both within and beyond our control, including:

   - the ease of use, performance, features, price and reliability of our solutions as compared to those of our competitors;

   - the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

   -  the quality of our customer service; and

   -  the effectiveness of our sales and marketing efforts.

   We encounter competition from a number of different sources, including sellers of enterprise-wide management systems, which include electronic software distribution, including Tivoli, Computer Associates and BMC Software; companies such as BackWeb, Novadigm, and Sterling Commerce, through its subsidiary XcelleNet, which market products that support the distribution of software applications; and desktop software management suites, such as Microsoft's SMS and Intel's LanDesk.

   In addition, we compete with various methods of application distribution and management, including thin client systems and the web browser, and with application server vendors and others which have introduced software distribution capabilities into their products.

   Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have broader relationships with existing and potential customers that could be leveraged, to effectively compete against us. These companies also have more established customer support and professional services organizations than we do. In addition, these companies may adopt aggressive pricing policies. As a result, we may not be able to maintain a competitive position against current or future competitors.

   As new participants enter the Internet infrastructure management market, we will face increased competition. Potential competitors may bundle their products or incorporate an Internet infrastructure management component into existing products in a manner that discourages users from purchasing our products. Furthermore, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can.

PROPRIETARY RIGHTS AND LICENSING

   Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We presently have one United States patent and five U.S. patent applications pending, and several trademark registrations and applications in the United States and some foreign countries. Our patent and trademark applications might not result in the issuance of any additional valid patents or trademarks.

   We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software under license agreements, which impose restrictions on the licensee's ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, we sell our products internationally. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

   Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. For example, on July 30, 1999 we filed a complaint against Novadigm alleging patent infringement. Such litigation could result in substantial costs and diversion of resources and could seriously harm our business and operating results. The lawsuit is at a preliminary stage, and we cannot assure you that the outcome of this litigation will be favorable to us. For a description of our action against Novadigm, please see "Legal Proceedings - Marimba v. Novadigm."

   Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Currently, we are engaged in litigation with Novadigm concerning the alleged infringement by us of a patent held by Novadigm which is described in detail in this section under "Item 3. Legal Proceedings."

EMPLOYEES

   At December 31, 1999, we had a total of 198 employees, 191 of whom were based in the United States and 7 of whom were based in the United Kingdom. Of the total, 63 were in research and development, 90 were engaged in sales, marketing and business development, 19 were engaged in customer support and training, and 26 were in administration and finance. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

   Our principal administrative, sales, marketing, and research and development facility occupies approximately 47,500 square feet in Mountain View, California under a lease which expires in April 2005. We also have regional offices located in California, Georgia, Illinois, Michigan, New York, Texas and Virginia and a European office in the United Kingdom. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

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

   The trial in this case is scheduled to commence on November 7, 2000. The trial date was set following a preliminary trial held in November 1999 in which the court held that there was insufficient evidence to find that Novadigm had engaged in "inequitable conduct" in the submission of its patent application. To date, both parties have substantially completed their factual and expert discovery.

   We believe that we have strong defenses against Novadigm's lawsuit. Accordingly, we intend to defend this suit vigorously. However, we may not prevail in this litigation. Litigation is subject to inherent uncertainties, especially in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. In addition, cases similar to this involve issues of law that are evolving, presenting further uncertainty. Our defense of this litigation, regardless of the merits of the complaint, has been, and will likely continue to be, time-consuming, costly and a diversion for our technical and management personnel. In addition, publicity related to this litigation has in the past, and will likely in the future, have a negative impact on the sale of our products.

   A failure to prevail in the litigation could result in:

   - our paying monetary damages, which could be tripled if the infringement is found to have been willful, and which may include paying an ongoing royalty to Novadigm for the sales of Castanet products or paying lost profits to Novadigm for particular sales in which we successfully competed with Novadigm for a sale;

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

   Any of these results would seriously harm our business and operating results. These same results could also occur with respect to our other products which rely on or are built upon the Castanet infrastructure. Furthermore, we expect to continue to incur substantial costs in defending against this litigation and these costs could increase significantly if our dispute goes to trial. It is possible that these costs could substantially exceed our expectations in future periods.

Marimba v. Novadigm

   On July 30, 1999 Marimba filed a complaint against Novadigm in the United States District Court for the Northern District of California alleging infringement by Novadigm of a patent held by us (U.S. Patent No. 5,919,247, the "Marimba Patent"). Our complaint seeks monetary damages, as well as an injunction to prevent Novadigm from making, using or selling infringing software products. Our complaint also alleges that Novadigm has willfully infringed the Marimba Patent and seeks up to triple damages under the United States Patent Act. A hearing by the court to construe the meaning of the claims of the Marimba Patent has been scheduled for October 2, 2000. The lawsuit is at a preliminary stage, and we cannot assure you that the outcome of this litigation will be favorable to us. In addition, due to the inherent uncertainties in litigation we cannot determine the total expense or other harm that we may incur as a result of litigation, arbitration or settlement of our dispute with Novadigm.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Price Range of Common Stock

   Our common stock is traded publicly on the Nasdaq National Market under the symbol "MRBA." The following table sets forth for the periods indicated the highest and lowest closing prices of the common stock during each quarter since we went public at $20.00 per share on April 30, 1999:

                                                          Three Months Ended
                                        Mar. 31, 1999    Jun. 30, 1999     Sept. 30, 1999    Dec. 31, 1999
   Price Range per Share:               -------------    -------------     --------------    -------------
       High...........................    $   --           $   66.44          $   48.25        $   46.06
       Low............................        --               30.44              22.50            28.13

   On February 29, 2000, the closing price of the common stock on the Nasdaq National Market was $60.938 per share. As of February 29, 2000, there were approximately 281 holders of record (not including beneficial holders of stock held in street name) of the common stock.

Dividend Policy

   We did not declare nor pay any cash dividends on our capital stock during the fiscal years ended December 31, 1999, 1998 and 1997 and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                   Period from
                                                                                  February 21,
                                                                                 1996 (Inception)
                                                                                       to
                                                Year Ended December 31,           December 31,
                                              1999         1998        1997            1996
                                          -----------  -----------  -----------  ----------------
                                                  (in thousands, except per share data)
Consolidated Statements of Operations
Data:

Revenues:
    License...........................       $23,637     $13,901    $ 5,011      $    --
    Service...........................         7,776       3,184        552           --
                                             -------     -------    -------      -------
        Total revenues................        31,413      17,085      5,563           --

Cost of revenues:
    License...........................           402          75         13           --
    Service...........................         3,036       1,964        621           --
                                             -------     -------    -------      -------
        Total cost of revenues........         3,438       2,039        634           --
                                             -------     -------    -------      -------
Gross profit..........................        27,975      15,046      4,929           --

Operating expenses:
    Research and development..........         8,497       5,773      2,410          515
    Sales and marketing...............        19,625      12,371      8,054          473
    General and administrative........         5,066       2,779      2,367          322
    Amortization of deferred
    compensation......................         1,410         251         --           --
                                             -------     -------    -------      -------
        Total operating expenses......        34,598      21,174     12,831        1,310
                                             -------     -------    -------      -------
Loss from operations..................        (6,623)     (6,128)    (7,902)      (1,310)
Interest income, net..................         2,506         488        338           65
                                             -------     -------    -------      -------
Loss before income taxes..............        (4,117)     (5,640)    (7,564)      (1,245)
Provision for income taxes............            97          41        154           --
                                             -------     -------    -------      -------
Net loss..............................       $(4,214)    $(5,681)   $(7,718)     $(1,245)
                                             =======     =======    =======      =======

Basic and diluted net loss per share..       $  (.22)    $  (.59)   $ (1.57)     $  (.81)
                                             =======     =======    =======      =======
Weighted-average shares of common
    stock outstanding used in
    computing basic and diluted net
    loss per share....................        19,029       9,606      4,912        1,528
                                             =======     =======    =======      =======

Pro forma basic and diluted net loss
    per share (unaudited).............                   $  (.37)
                                                         =======
Shares used in computing pro forma
    basic and diluted net loss per
    share (unaudited).................                    15,359
                                                         =======

                                                              December 31,
                                             1999          1998        1997         1996
                                          ----------    ----------  ----------     -------
                                                          (in thousands)
Consolidated Balance Sheet Data:

Cash, cash equivalents and short-term
    investments.......................    $ 65,023        $7,825     $14,402       $2,811
Working capital.......................      55,707         2,912       8,036        2,464
Total assets..........................      90,487        14,862      21,898        3,156
Long-term obligations.................          48           747         211          --
Redeemable convertible preferred
    stock                                       --        18,953      18,953        3,963
Accumulated deficit...................     (18,858)      (14,644)     (8,963)      (1,245)
Total stockholders' equity (net
    capital  deficiency)..............      72,639       (13,743)     (8,471)      (1,235)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. This document contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, our ability to manage our growth, risks associated with competition and risks identified in our most recent Securities and Exchange Commission filings, including, but not limited to, those discussed in this Form 10-K under the heading "Other Factors Affecting Operating Results, Liquidity and Capital Resources."

OVERVIEW

   Marimba is a leading provider of Internet-based software management solutions that are designed to enable companies to expand their market reach, streamline business processes and strengthen relationships with customers, business partners and employees. Our Castanet product family provides an efficient and reliable way for enterprises to distribute, update and manage applications and related data over corporate networks and the Internet.

   In January 1997, we released our first version of Castanet and, to date, have derived substantially all our revenues from the license of Castanet and related services. We licensed Castanet in early 1997 to enterprises primarily for pilot programs that involved limited deployments. In 1997, we grew our organization by hiring personnel in key areas, particularly sales, research and development and marketing. During 1998 and 1999, we continued to develop and market our Castanet products and enhance the core Castanet infrastructure with additional products. Also, we licensed Castanet to repeat customers for larger scale production deployments. During this time period, we continued to make substantial investments in our internal infrastructure by hiring employees throughout the organization.

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

   We recognize revenue in accordance with Statement of Position or SOP No. 97-2 "Software Revenue Recognition," as amended by Statement of Position 98-4. In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions. SOP 98-9 amends SOP 97-2 and SOP 98-4 extending the deferral of the application of provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Marimba believes that SOP 98-9 may require more revenue to be deferred for some types of transactions.

   License revenues are comprised of perpetual or multiyear license fees which are primarily derived from contracts with corporate customers and resellers. We recognize license revenues after execution of a license agreement or receipt of a definitive purchase order and delivery of the product to end-user customers, provided that there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, collectibility is probable and we have no remaining obligations with regard to installation or implementation of the software. Revenues on arrangements with customers who are not the ultimate users, primarily resellers, are not recognized until the software is sold through to the end user. If the fee due from the customer is not fixed or determinable, revenues are recognized as payments become due from the customer. If collectibility is not considered probable, revenues are recognized when the fee is collected. Advance payments are recorded as deferred revenue until the products are delivered, services are provided, or obligations are met. Service revenues are comprised of revenues from maintenance agreements, consulting and training fees. Revenues from maintenance agreements are recognized on a straight-line basis over the life of the related agreement, which is typically one year. We recognize service revenues from training and consulting as such services are delivered.

   We market our products worldwide primarily through a direct sales force and also through channel partners and system integrators. Pursuant to an agreement that expired in December 1999, Tivoli was a reseller of our products. In addition, we also have an original equipment manufacturer (OEM) agreement with Tivoli under which Tivoli built upon the Castanet infrastructure to develop a product called Cross-Site, which was released in April 1999. Revenues from Tivoli under the OEM agreement are derived from per seat royalties on sales of Cross-Site that contain the Castanet infrastructure. Tivoli accounted for approximately 8% and 18% of our revenues in 1999 and 1998. The decrease in Tivoli revenues as a percentage of total revenues during 1999 as compared to 1998 was due to the growth in Marimba's direct sales, as well as Tivoli's transition from reselling Castanet to selling Cross-Site. The per seat royalties under the OEM agreement are less than the per seat prices under our reseller agreement with Tivoli. There is no assurance that royalties from the sale of Cross-Site will be sufficient to replace Tivoli's sales of Castanet or be sustained or continue to grow in the future. Any failure of Cross-Site to achieve widespread market acceptance could significantly harm our business and operating results.

   Despite our revenue growth, we have incurred significant losses since inception and, as of December 31, 1999, we had an accumulated deficit of approximately $18.9 million. We believe our success depends on further increasing our customer base and on growth in the Internet infrastructure management market. Accordingly, we intend to continue to invest heavily in sales, marketing and research and development. Furthermore, we expect to continue to incur substantial operating losses, and given our expected increases in operating expenses, we will require significant increases in revenues before we become profitable.

   In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Additionally, despite our sequential quarterly revenue growth during 1999 and 1998, we do not believe that historical growth rates are necessarily sustainable nor indicative of future growth.

RESULTS OF OPERATIONS

   The following table presents selected financial data for the periods indicated as a percentage of total revenues.

                                                 Year Ended December 31,
                                              1999         1998        1997
                                           ----------   ----------   -------
   Consolidated Statement of Operations
   Data:

   Revenues:
       License..........................        75.2%       81.4%        90.1%
       Service..........................        24.8        18.6          9.9
                                             -------     -------     --------
           Total revenues...............       100.0       100.0        100.0

   Cost of revenues:
       License..........................         1.3         0.4          0.2
       Service..........................         9.7        11.5         11.2
                                             -------     -------     --------
           Total cost of revenues.......        11.0        11.9         11.4
                                             -------     -------     --------
   Gross profit.........................        89.0        88.1         88.6

   Operating expenses:
       Research and development.........        27.0        33.8         43.3
       Sales and marketing..............        62.5        72.4        144.8
       General and administrative.......        16.1        16.3         42.5
       Amortization of deferred
       compensation.....................         4.5         1.5           --
                                             -------     -------     --------
           Total operating expenses.....       110.1       124.0        230.6
                                             -------     -------     --------
   Loss from operations.................       (21.1)      (35.9)      (142.0)
   Interest income, net.................         8.0         2.8          6.1
                                             -------     -------     --------
   Loss before income taxes.............       (13.1)      (33.1)      (135.9)
   Provision for income taxes...........        (0.3)       (0.2)        (2.8)
                                             -------     -------     --------
   Net loss.............................       (13.4)%     (33.3)%     (138.7)%
                                             =======     =======     ========

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

Revenues

   Total revenues increased $14.3 million, or 84%, from $17.1 million in 1998 to $31.4 million in 1999. Total revenues in 1998 increased $11.5 million, or 207% from $5.6 million in 1997.

   License Revenues. Substantially all license revenues have been derived from sales of our Castanet products. License revenues increased $9.7 million, or 70%, from $13.9 million in 1998 to $23.6 million in 1999. License revenues in 1998 increased $8.9 million, or 177%, from $5.0 million in 1997.

   We attribute the increase in license revenues in 1999 and 1998 to:

   -  growth in our customer base;

   -  additional sales to existing customers; and

   -  an increase in the average order amount of executed license agreements.

   Service Revenues. Service revenues include maintenance and support, consulting and training. Service revenues increased $4.6 million, or 144%, from $3.2 million in 1998 to $7.8 million in 1999. Service revenues in 1998 increased $2.6 million, or 477%, from $552,000 in 1997.

   As a percentage of total revenues, service revenues were 25%, 19% and 10% of total revenues in 1999, 1998 and 1997. The increase in service revenues was due primarily to increased revenues from customer maintenance contracts. Also, we increased our consulting service revenues as customers elected to utilize our consulting organization. During 2000, we expect service revenues to increase in absolute amount and as a percentage of total revenues. An increased shift in our revenue mix toward services will negatively impact our gross margins because service revenues have higher costs and therefore lower margins than license revenues.

Costs of Revenues

   Cost of License Revenues. Cost of license revenues consists primarily of the cost of third-party software products that were either integrated into our products or resold by Marimba. Cost of license revenues were $402,000, $75,000 and $13,000 in 1999, 1998 and 1997. The increase from 1998 to 1999 was due primarily to the cost of a third party product resold by Marimba. The increase from 1997 to 1998 was due to a third-party software product that we licensed on September 30, 1997 and embedded in Castanet. Therefore, in 1997, cost of license revenues includes costs associated with this license only for the fourth quarter, whereas 1998 and 1999 include a full year of these costs. We expect cost of license revenues to increase in absolute dollar amount during 2000, but to remain a relatively small percentage of total revenues.

   Cost of Service Revenues. Cost of service revenues includes:

   -  salaries and related expenses of our customer support organization;

   - salaries and related expenses of our consultants for billable consulting engagements;

   - cost of third parties contracted to provide consulting services to our customers; and

   -  an allocation of our facilities and depreciation expenses.

   Cost of service revenues were $3.0 million, $2.0 million and $621,000 in 1999, 1998 and 1997, representing 39%, 62% and 113% of service revenue, respectively. The year-to-year increases in absolute dollars of cost of service revenues were due primarily to growth in our customer support organization and an increase in consulting costs commensurate with the increase in consulting revenues. Our customer support organization had 12 employees at both December 31, 1997 and December 31, 1998 and grew to 19 employees at December 31, 1999. The year-to-year decreases in cost of service revenues as a percentage of service revenues were primarily due to the economies of scale in our customer support organization with costs spread over a larger number of maintenance customers. We expect our cost of service revenues to increase as we continue to expand our customer support and consulting organizations. Since service revenues provide lower gross margins than license revenues, this expansion will negatively impact our gross margins if our license revenues do not significantly increase.

Operating Expenses

   Research and Development. Research and development expenses, which are expensed as incurred, consist primarily of:

   -  salaries and related costs of our engineering organization;

   -  fees paid to third-party consultants; and

   -  an allocation of our facilities and depreciation expenses.

   We believe that our success is dependent in large part on continued enhancement of our current products and the ability to develop new, technologically advanced products that meet the sophisticated requirements of our customers. Accordingly, we have increased our investment in research and development in each of the periods since inception. Research and development expenses were $8.5 million, $5.8 million and $2.4 million in 1999, 1998 and 1997. The increases in research and development expenses were due primarily to significant increases in engineering personnel and related costs, as well as increases in third-party consulting costs. We expect research and development expenses to increase in absolute dollar amount in 2000.

   Sales and Marketing. Sales and marketing expenses consist primarily of:

   -  salaries and related costs of our sales and marketing organizations;

   -  sales commissions;

   - costs of our marketing programs, including public relations, advertising, trade shows, collateral sales materials, our customer advisory council and seminars;

   - rent and facilities costs associated with our regional and international sales offices; and

   -  an allocation of our facilities and depreciation expenses.

   Sales and marketing expenses were $19.6 million, $12.4 million and $8.1 million in 1999, 1998 and 1997. The increases in sales and marketing expenses are due primarily to significant growth in our sales and marketing organizations, an increase in sales commissions as sales have increased, an increase in the number of regional and international sales offices and expansion of our marketing programs. We increased the number of sales and marketing personnel from 45 employees at December 31, 1997, 65 employees at December 31, 1998 and 90 at December 31, 1999. Marimba also increased the number of sales offices from two at December 31, 1997 to seven at December 31, 1998 and December 31, 1999. We expect to continue to invest heavily in sales and marketing in order to grow revenues and expand our brand awareness. Consequently, we expect to increase the absolute dollar amount of sales and marketing expenses in 2000.

   General and Administrative. General and administrative expenses consist primarily of:

   -  costs of our finance, human resources and legal services organizations;

   -  third-party legal and other professional services fees; and

   -  an allocation of our facilities and depreciation expenses.

   General and administrative expenses were $5.1 million, $2.8 million and $2.4 million in 1999, 1998 and 1997. We attribute the increases in general and administrative expenses to growth of our administrative organizations in support of overall growth. We increased our general and administrative personnel from 13 at December 31, 1997 to 21 at December 31, 1998 and 26 at December 31, 1999. Also, during 1999 we incurred costs associated with being a public company. We expect the absolute dollar amount of general and administrative expenses to increase in 2000.

   Additionally, we have incurred significant outside legal costs in defense of Novadigm's complaint against us alleging patent infringement filed in March 1997. During 1999, we incurred significant legal costs associated with several pre-trial motions and overall trial preparation. We expect to incur significant additional costs related to this complaint in the future, and these costs will increase substantially if we go to trial. A trial is currently scheduled for November 2000. We also expect to incur significant legal costs in the future in connection with our patent litigation complaint against Novadigm.

   Deferred Compensation. We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.0 million. Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. We amortized deferred compensation expense of $1.4 million during fiscal 1999 and $251,000 during fiscal 1998. This compensation expense relates to options awarded to individuals in all operating expense categories. The amortization of deferred compensation, net of reductions of $260,000 in February 2000 due to cancelled shares, will approximate $892,000 for 2000, $414,000 for 2001 and $114,000 for 2002.

Interest Income, Net

   Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments offset by interest expenses associated with our capital leases and equipment advances. Interest income, net was $2.5 million, $488,000 and $338,000 in 1999, 1998 and 1997. The increases in interest income, net, relate primarily to increased invested cash balances from the sale of common stock in our initial public offering in April 1999 and from our equity financings in August 1996 and August 1997.

Provision for Income Taxes

   Our provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consists entirely of foreign taxes. No provision for federal or state income taxes has been recorded because we have experienced operating losses from inception through 1999.

   As of December 31, 1999, we had federal net operating loss carryforwards of approximately $15.6 million. We also had a federal research and development tax credit carryforward of approximately $700,000 at that date. The net operating loss and credit carryforwards will expire at various dates beginning in 2011 through 2019, if not utilized.

   Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations contained in the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credits before utilization.

Liquidity and Capital Resources

   As of December 31, 1999, our principal sources of liquidity included approximately $22.3 million of cash and cash equivalents and $56.7 million of investments in marketable securities. In April 1999, we sold shares of our common stock in our initial public offering, generating net proceeds of approximately $68 million, after offering expenses. Net cash used in investing activities for the year ended December 31, 1999 reflects investment of approximately $65.9 million of the net proceeds from our initial public offering in marketable securities. Proceeds from other issuances of common stock of approximately $2.3 million for the year ended December 31, 1999 is comprised primarily of employee exercises of stock options. Net cash provided by operating activities for the year ended December 31, 1999 reflects an increase in deferred revenue offset by our net loss and an increase in accounts receivable.

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

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We are required to adopt FAS 133 effective January 1, 2001. Because Marimba currently holds no derivative financial instruments and does not currently engage in hedging activities, we do not currently believe that the adoption of FAS 133, as amended, will have a significant impact on Marimba's financial condition, results of operations or cash flows.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101 ("SAB 101"). This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition policies comply with SAB 101.

YEAR 2000 COMPLIANCE

Our Product Testing and Licensing

   We have tested all of our products for Year 2000 compliance. The tests were run on all supported platforms for each release and include testing for date calculation and internal storage of date information with test numbers starting in 1999 and going over the Year 2000 boundary. Based on these tests, we believe our products to be Year 2000 compliant with respect to date calculations and internal storage of date information.

   We identified one Year 2000 date-related limitation in earlier versions of Castanet. Versions of Castanet before version 3.2 display date information to the user in a manner that uses only two digits to represent a year. A two-digit display of the Year 2000 could cause a user to believe the year represented was the Year 1900 instead of the Year 2000. This limitation does not affect either computation of data in our products or operation of the products. All versions of Castanet currently being shipped use four digits for the display of date data and we are not aware of any material problems related to versions of Castanet prior to version 3.2.

Our Internal Systems

   Our remediation of internal systems included those related to product delivery, customer service, internal and external communications, accounting and payroll, which we consider critical areas of our business. We have sought vendor certification for all third-party systems and have applied vendor-supplied Year 2000 compliant upgrades to many of our internal systems.

Costs of Addressing Year 2000 Compliance

   Our costs to address Year 2000 compliance have not been significant, nor do we believe we will incur significant operating expenses or be required to invest heavily in additional computer system improvements to be Year 2000 compliant.

Results of Year 2000 Remediation

   In late 1999, Marimba completed its remediation and testing of systems. We experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

We Have Incurred Losses and We Expect Future Losses

   Our failure to significantly increase our revenues would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. As of December 31, 1999, we had an accumulated deficit of $18.9 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to significantly increase our quarterly revenues to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

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

   We generally expect that revenues in the first quarter of each year will be lower than revenues in the fourth quarter of the preceding year due to the annual nature of companies' purchasing and budgeting cycles and the year-to-date structure of our sales incentive program.

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

Our Success Depends on Our Castanet Product Family

   We expect to continue to derive substantially all of our revenues from our Castanet software product family and related services. A decline in the price of Castanet or our inability to increase sales of Castanet would seriously harm our business and operating results. We cannot predict Castanet's success. We periodically update Castanet to make improvements and provide additional enhancements. New versions of Castanet may not provide the benefits we expect and could fail to meet customers' requirements or achieve widespread market acceptance. Furthermore, new products such as DocService and our recently announced Timbale products could fail to meet customer expectations or achieve widespread market acceptance.

   Our strategy requires Castanet to be highly scalable -- in other words, able to rapidly increase deployment size from a limited number of end-users to a very large number of end-users. If we are unable to achieve this level of scalability, the attractiveness of our products and services would be diminished.

We Need to Develop and Introduce New Products

   To provide a comprehensive Internet infrastructure management solution, we will need to develop and introduce new products which offer functionality that we do not currently provide. We may not be able to develop these technologies and therefore we may not be able to offer a comprehensive Internet infrastructure management solution. In addition, in the past we have experienced delays in new product releases, and we may experience similar delays in the future. If we fail to deploy new product releases on a timely basis, our business and operating results could be seriously harmed. Furthermore, new products such as DocService and our recently announced Timbale products could fail to meet customer expectations or achieve widespread market acceptance.

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

We Depend on Increased Business from Our Current Customers

   If we fail to generate repeat and expanded business from our current customers, our business and operating results would be seriously harmed. Many of our customers initially make a limited purchase of our products and services for pilot programs. These customers may not choose to purchase additional licenses to expand their use of our products. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require the functionality of our new products and may not ultimately license these products.

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

Implementation of our products by large customers may be complex and customers could become dissatisfied if implementation of our products proves difficult, costly or time consuming

Our products must integrate with many existing computer systems and software programs used by our customers. Integrating with many other computer systems and software programs can be complex, time-consuming and expensive and cause delays in the deployment of our products for such customers. Customers could become dissatisfied with our products if implementations prove to be difficult, costly or time-consuming and this could negatively impact our ability to sell our products.

We Have a Long Sales Cycle that Depends upon Factors Outside Our Control

   A customer's decision to purchase our products typically involves a significant commitment of resources and is influenced by the customer's budget cycles. In addition, selling our products requires us to educate potential customers on its use and benefits. As a result, our products have a long sales cycle which can take over six months. We face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

We Depend on Our Relationship with Tivoli

    Tivoli has been a primary reseller of our products. In March of 1998, we also entered into an original equipment manufacturer agreement with Tivoli under which Tivoli built upon the Castanet infrastructure to develop a product called Cross-Site, which was released in April 1999. Tivoli accounted for approximately 8% and 18% of our revenues in 1999 and 1998. During 1999, revenues from Tivoli were comprised of royalties on the sales of Cross-Site, as well as revenues from Tivoli's sales of Castanet. During this period, Tivoli transitioned from selling Castanet to selling Cross-Site. The per seat royalties under the OEM agreement are less than the per seat prices under our reseller agreement with Tivoli. There is no assurance that royalties from the sale of Cross-Site will be sufficient to replace Tivoli's sales of Castanet or be sustained or continue to grow in the future. Any failure of Cross-Site to achieve widespread market acceptance could significantly harm our business and operating results. Additionally, because Cross-Site is built upon the Castanet infrastructure, we expect Cross-Site to compete with our Castanet products.

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

   Any of these results would seriously harm our business and operating results. These same results could also occur with respect to our other products which rely on or are built upon the Castanet infrastructure. Furthermore, we expect to continue to incur substantial costs in defending against this litigation and these costs could increase significantly increase when our dispute goes to trial. It is possible that these costs could substantially exceed our expectations in future periods.

Our Markets Are Highly Competitive

   Our markets are new, rapidly evolving and highly competitive, and we expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position could seriously harm our business and operating results. We encounter competition from a number of sources, including:

   - Sellers of enterprise-wide management systems, which include electronic software distribution;

   - Companies that market products that support the distribution of software applications; and

   -  Desktop software management suites.

   In addition, we compete with various methods of application distribution and management, including thin client systems and the web browser, and with application server vendors and others that have introduced software distribution capabilities into their products.

   Potential competitors may bundle their products or incorporate an Internet infrastructure management component into existing products in a manner that discourages users from purchasing our products. For example, we expect that future releases of Microsoft's Windows operating systems, which manage the programs on a computer, will include components addressing Internet infrastructure management functions. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can.

   Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have more extensive customer bases and broader customer relationships that they could leverage, including relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional services organizations than we do. In addition, these companies may adopt aggressive pricing policies which we are unable to match. In the past, we have lost potential customers to competitors for various reasons, including lower prices.

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

We Depend upon Third-Party Distribution Relationships and Need to Develop New Relationships

   We have a limited number of distribution agreements and we may not be able to increase our number of distribution relationships or maintain our existing relationships. For example, Netscape, a former reseller of our products, accounted for a significant amount of our revenues in 1998 and 1997, but is no longer a reseller of our products.

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

We Need to Develop and Expand Our Sales, Marketing and Distribution Capabilities

   We need to expand our marketing and direct sales operations in order to increase market awareness of our products, market our products to a greater number of enterprises and generate increased revenues. However, competition for qualified sales personnel is intense and we may not be able to hire enough qualified individuals in the future. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New hires require extensive training and typically take at least six months to achieve full productivity. In addition, we have limited experience marketing our products broadly to a large number of potential customers.

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

   We expect our service revenues to increase in dollar amount as we continue to provide support, consulting and training services that complement our products and as our installed base of customers grows. This could negatively impact our gross margin because margins on revenues derived from services are generally lower than gross margins on revenues derived from the license of our products.

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

   Export, and in some cases, import clearances must be obtained before our products can be distributed internationally. Current or new government laws and regulations, or the application of existing laws and regulations, could expose us to significant liabilities, significantly slow our growth and seriously harm our business and operating results.

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

 We Must Retain and Attract Key Personnel

   Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our President and Chief Executive Officer, Kim Polese, and our Chief Technical Officer, Arthur van Hoff. In March 2000, we announced that Mr. Williams intends to relinquish his position as Executive Vice President, Worldwide Sales and Chief Operating Officer effective May 1, 2000 to pursue another career opportunity. Although Mr. Williams will be joining Marimba's board of directors, at this time we have not named a replacement for Mr. Williams. We may not be successful in attracting a qualified senior management individual to replace Mr. Williams or be able to attract, assimilate and retain other key personnel in the future. None of our senior management or other key personnel is bound by an employment agreement. If we lose additional key employees and are unable to replace them with qualified individuals, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other companies in the San Francisco Bay Area, we face intense competition for qualified personnel.

We Rely on Third-Party Software and Applications

   We integrate third-party security and encryption software and digital certificates as a component of our software. There are inherent limitations in the use and capabilities of much of the technology that we license from third parties. As a result, we face a number of challenges in integrating these technologies into our products. We would be seriously harmed if the providers from whom we license software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain or obtain this software, could result in shipment delays or reductions. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

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

Software Defects in Castanet Would Harm Our Business

   Complex software products like ours often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. Our products extensively utilize digital certificates and other complex technology. Our use of this technology has in the past and may in the future result in product behavior problems which may not be anticipated by us or our customers. For example, most versions of Castanet shipped before Castanet 4.0 contain digital certificates that cause Castanet and any applications being delivered with Castanet to stop running when the certificate used expires. We have developed an update which avoids this problem and have distributed the update to customers. It is possible that we may not have identified all affected customers. Customers that do not install the update will experience this problem with respect to any applications they have deployed with Castanet and signed with a certificate on the date of expiration of the certificate they elected to use. Defects or errors in current or future products could result in lost revenues or a delay in market acceptance, which would seriously harm our business and operating results.

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

Year 2000 Issues Could Affect Our Business

   We have assessed Year 2000 issues with the computer communications, software and security systems that we use to deliver and manage our products and to manage our internal operations. If our systems do not operate properly with respect to date calculations involving the Year 2000 and subsequent dates, we could incur unanticipated expenses to remedy any problems, which could seriously harm our business. We may also experience reduced sales of our products as current or potential customers reduce their budgets for Internet infrastructure management products due to increased expenditures on their own Year 2000 compliance efforts.

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

   In late 1999, Marimba completed its remediation and testing of systems. We experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties.

Volatility of Stock Price

   The market price of our common stock has been and is likely to continue to be highly volatile. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technological innovations, new products or new contracts by us or our competitors, developments with respect to patents or proprietary rights and related litigation, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology companies. These types of broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such a company. Such litigation against Marimba could result in substantial costs and a diversion of our attention and resources and seriously harm our business and operating results.

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

We Face Challenges Stemming from Our Emerging Markets

   The market for Internet infrastructure management software has only recently begun to develop, is rapidly evolving and will likely have an increasing number of competitors. We cannot be certain that a viable market for our products will emerge or be sustainable. If the Internet infrastructure management market fails to develop, or develops more slowly than expected, our business and operating results would be seriously harmed.

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

We Must Respond to Rapid Technological Change and Evolving Industry Standards

The markets for our Internet infrastructure management solutions are marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. New products based on new technologies or new industry standards can quickly render existing products obsolete and unmarketable. Any delays in our ability to develop and release enhanced or new products could seriously harm our business and operating results. Our technology is complex, and new products and product enhancements can require long development and testing periods. Our failure to conform to prevailing standards could have a negative effect on our business and operating results.

Risks Associated with Potential Acquisitions

We may make acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management's attention, loss of key employees of acquired companies and substantial transaction costs. Some of the products acquired may require significant additional development before they can be marketed and may not generate revenue at levels anticipated by us. Moreover, future acquisitions by us may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant amortization expense. Any of these problems or factors could seriously harm our business, financial condition and operating results.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   We develop products in the United States and sell primarily in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments.

   Our investment policy requires us to invest funds in excess of current operating requirements in:

   -  obligations of the U.S. government and its agencies;

   -  investment grade state and local government obligations;

   - securities of U.S. corporations rated A1 or AA by Standard and Poors or the Moody's equivalent; and

   - money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting particular credit rating and net worth requirements with maturities of less than two years.

   The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for our investment portfolio as of December 31, 1999 and 1998. This table does not include money market funds because those funds are not subject to market risk.

                                                 Maturing during
                                                 2000        2001
                                               --------    --------
                                                    (in thousands)
   December 31, 1999:

   Cash equivalents.......................     $ 1,991     $     --
        Weighted average interest rate....        6.26%          --
   Investments............................     $42,760     $ 13,989
        Weighted average interest rate....        5.60%        6.06%
   Total..................................     $44,751     $ 13,989
        Weighted average interest rate....        5.64%        6.06%

                                             Maturing during
                                                  1999
                                                 -------
                                             (in thousands)
   December 31, 1998:

   Cash equivalents.......................     $   500
        Weighted average interest rate....        6.01%
   Investments............................     $ 4,125
        Weighted average interest rate....        5.33%
   Total..................................     $ 4,625
        Weighted average interest rate....        5.40%

Exchange Rate Sensitivity

   We operate primarily in the United States and all sales to date have been made in US dollars. Accordingly, we have had no material exposures to foreign currency rate fluctuations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  MARIMBA, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors ..........      29
Consolidated Balance Sheets ................................      30
Consolidated Statements of Operations and Comprehensive Loss      31
Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity (Net Capital Deficiency) ..      32
Consolidated Statements of Cash Flows ......................      33
Notes to Consolidated Financial Statements .................      34

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Marimba, Inc.

   We have audited the accompanying consolidated balance sheets of Marimba, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marimba, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


Palo Alto, California                       /s/  ERNST & YOUNG LLP
January 14, 2000

                                  MARIMBA, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                 December 31,
                                                                              1999          1998
                                                                           ---------      --------
ASSETS

Current assets:
     Cash and cash equivalents ......................................      $ 22,263       $  3,700

     Short-term investments .........................................        42,760          4,125
     Accounts receivable, net of allowances of $104
       and $70 at December 31, 1999 and 1998 ........................         7,399          2,585
     Unbilled receivables ...........................................            --          1,036
     Prepaid expenses and other current assets ......................         1,085            371
                                                                           --------       --------
       Total current assets .........................................        73,507         11,817
   Property and equipment, net ......................................         2,955          2,747
   Long-term investments ............................................        13,989             --
   Other assets .....................................................            36            298
                                                                           --------       --------
                                                                           $ 90,487       $ 14,862
                                                                           ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
       Accounts payable and accrued liabilities .....................      $  3,143       $  1,396
       Accrued compensation .........................................         3,279          1,704
       Current portion of capital lease obligations and .............            59            286
           equipment advances
       Deferred revenue .............................................        11,319          5,519
                                                                           --------       --------
           Total current liabilities ................................        17,800          8,905
Long-term portion of capital lease obligations and
       equipment advances and other long-term liabilities............            48            747

Commitments and contingencies
Preferred stock; $.0001 par value, 10,000 shares and 15,000 shares authorized at December 31, 1999 and 1998, no shares issued and outstanding in 1999, 1998 shares issuable in series:
       Series A redeemable convertible preferred stock, 2,800 shares designated; no shares and 2,766 shares issued and
           outstanding at December 31, 1999 and 1998.................            --          4,055
       Series B redeemable convertible preferred stock, 3,050
           shares designated; no shares and 2,987 shares issued and
           outstanding at December 31, 1999 and 1998.................            --         14,898
Stockholders' equity (net capital deficiency):
       Common stock; $.0001 par value, 80,000 and 30,000 shares
           authorized at December 31, 1999 and 1998, 23,146 and
           13,053 shares issued and outstanding at December 31,
           1999 and 1998.............................................             2              1
       Additional paid-in capital ...................................        93,436          2,182
       Note receivable from officer .................................            --           (160)
       Deferred compensation ........................................        (1,680)        (1,116)
       Cumulative translation adjustment ............................           (22)            (6)
       Unrealized loss on investments ...............................          (239)            --
        Accumulated deficit ..........................................      (18,858)       (14,644)
                                                                           --------       --------
           Stockholders' equity (net capital deficiency).............        72,639        (13,743)
                                                                           --------       --------
                                                                           $ 90,487       $ 14,862
                                                                           ========       ========

                             See accompanying notes.

                                  MARIMBA, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Year Ended December 31,
                                                         1999       1998        1997
                                                       --------   --------    -------
Revenues:
     License........................................   $23,637    $13,901      $5,011
     Service........................................     7,776      3,184         552
                                                       -------    -------      ------
        Total revenues..............................    31,413     17,085       5,563
Cost of revenues:
     License........................................       402         75          13
     Service........................................     3,036      1,964         621
                                                       -------    -------      ------
        Total cost of revenues......................     3,438      2,039         634
                                                       -------    -------      ------
Gross profit........................................    27,975     15,046       4,929

Operating expenses:
     Research and development.......................     8,497      5,773       2,410
     Sales and marketing............................    19,625     12,371       8,054
     General and administrative.....................     5,066      2,779       2,367
     Amortization of deferred compensation..........     1,410        251          --
                                                       -------    -------      ------
        Total operating expenses....................    34,598     21,174      12,831
                                                       -------    -------      ------
Loss from operations................................    (6,623)    (6,128)     (7,902)
Interest income.....................................     2,536        518         350
Interest expense....................................       (30)       (30)        (12)
                                                       -------    -------      ------
Loss before income taxes............................    (4,117)    (5,640)     (7,564)
Provision for income taxes..........................        97         41         154
                                                       -------    -------      ------
Net loss............................................   $(4,214)   $(5,681)    $(7,718)
                                                       =======    =======     =======
Other comprehensive loss:
    Translation adjustment..........................       (16)        (6)         --
    Unrealized loss on investments..................      (239)        --          --
                                                       -------    -------     -------
Comprehensive loss..................................   $(4,469)   $(5,687)    $(7,718)
                                                       =======    =======     =======

Basic and diluted net loss per share................   $  (.22)   $  (.59)    $ (1.57)
                                                       =======    =======     =======
Weighted-average shares of common stock outstanding
     used in computing basic and diluted net loss
     per share......................................    19,029      9,606       4,912
                                                       =======    =======     =======

Pro forma basic and diluted net loss per share
     (unaudited)....................................              $  (.37)
                                                                  =======

Shares used in computing pro forma basic and diluted
     net loss per share (unaudited).................               15,359
                                                                  =======

                             See accompanying notes.

                                  MARIMBA, INC.
        CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                 (IN THOUSANDS)

                                                                      Stockholders' Equity (Net Capital Deficiency)
                                                                 -------------------------------------------------------
                                          Redeemable
                                          Convertible                                                          Note
                                        Preferred Stock                 Common Stock         Additional       Receivable
                                     ----------------------       -----------------------      Paid-in         From
                                     Shares         Amount         Shares         Amount       Capital        Officer
                                    --------       --------       --------       --------      --------       --------
Balances at December 31,
    1996 .....................         2,699       $  3,963         10,000       $      1      $      9       $     --

Issuance of Series A
    redeemable convertible
    preferred stock to
    officer, net of
    issuance costs of $8 .....            67             92             --             --            --             --
Issuance of Series B
    redeemable convertible
    preferred stock to
    investors, net of
    issuance costs of $62 ....         2,987         14,898             --             --            --             --
Issuance of common stock
    upon exercise of stock
    options ..................            --             --          2,850             --           495             --
Issuance of common stock
    for services .............            --             --             67             --            10             --
Issuance of common stock
    upon exercise of stock
    options by an officer
    in exchange for a note
    receivable ...............            --             --            300             --           150           (150)
Repurchases of common stock ..            --             --           (150)            --           (23)            --
Net loss .....................            --             --             --             --            --             --
                                    --------       --------       --------       --------      --------       --------
Balances at December 31,
    1997 .....................         5,753         18,953         13,067              1           641           (150)

Issuance of common stock
    upon exercise of stock
    options ..................            --             --            239             --           230             --
Repurchases of common stock ..            --             --           (253)            --           (56)            --
Translation adjustment .......            --             --             --             --            --             --
Interest on note receivable
    from an officer ..........            --             --             --             --            --            (10)
Deferred compensation ........            --             --             --             --         1,367             --
Amortization of deferred
    compensation .............            --             --             --             --            --             --
Net loss .....................            --             --             --             --            --             --
                                    --------       --------       --------       --------      --------       --------
Balances at December 31,
    1998 .....................         5,753         18,953         13,053              1         2,182           (160)

Sale of common stock in
    initial public offering,
     net .....................            --             --          3,736             --        68,075             --
Conversion of Series A and
    Series B redeemable
    preferred stock to
    common stock .............        (5,753)       (18,953)         5,753              1        18,952             --
Issuance of common stock
    upon exercise of stock
    options and warrant ......            --             --            632             --         1,561             --
Issuance of common stock
    under employee stock
    purchase plan ............            --             --             42             --           719             --
Repurchases of common stock ..            --             --            (70)            --           (27)            --

Translation adjustment .......            --             --             --             --            --             --
Repayment of note
    receivable from an
    officer ..................            --             --             --             --            --            160
Unrealized loss on
    investments ..............            --             --             --             --            --             --
Deferred compensation ........            --             --             --             --         1,974             --
Amortization of deferred
    compensation .............            --             --             --             --            --             --
Net loss .....................            --             --             --             --            --             --
                                    --------       --------       --------       --------      --------       --------
Balances at December 31,
    1999 .....................            --       $     --         23,146       $      2      $ 93,436       $     --
                                    ========       ========       ========       ========      ========       ========

                                                   Stockholders' Equity (Net Capital Deficiency)
                                   ---------------------------------------------------------------------------
                                                                                                 Stockholders'
                                                      Cumulative    Unrealized                      Equity
                                    Deferred       Translation        Loss on      Accumulated   (Net Capital
                                  Compensation      Adjustment      Investments     Deficit       Deficiency)
                                    --------        --------         --------       --------       --------
Balances at December 31,
    1996 .....................      $     --        $    --          $  --       $ (1,245)      $ (1,235)

Issuance of Series A
    redeemable convertible
    preferred stock to
    officer, net of
    issuance costs of $8 .....            --             --             --             --             --
Issuance of Series B
    redeemable convertible
    preferred stock to
    investors, net of
    issuance costs of $62 ....            --             --             --             --             --
Issuance of common stock
    upon exercise of stock
    options ..................            --             --             --             --            495
Issuance of common stock
    for services .............            --             --             --             --             10
Issuance of common stock
    upon exercise of stock
    options by an officer
    in exchange for a note
    receivable ...............            --             --             --             --             --
Repurchases of common stock ..            --             --             --             --            (23)
Net loss .....................            --             --             --         (7,718)        (7,718)
                                    --------       --------       --------       --------       --------
Balances at December 31,
    1997 .....................            --             --             --         (8,963)        (8,471)

Issuance of common stock
    upon exercise of stock
    options ..................            --             --             --             --            230
Repurchases of common stock ..            --             --             --             --            (56)
Translation adjustment .......            --             (6)            --             --             (6)
Interest on note receivable
    from an officer ..........            --             --             --             --            (10)
Deferred compensation ........        (1,367)            --             --             --             --
Amortization of deferred
    compensation .............           251             --             --             --            251
Net loss .....................            --             --             --         (5,681)        (5,681)
                                    --------       --------       --------       --------       --------
Balances at December 31,
    1998 .....................        (1,116)            (6)            --        (14,644)       (13,743)

Sale of common stock in
    initial public offering,
     net .....................            --             --             --             --         68,075
Conversion of Series A and
    Series B redeemable
    preferred stock to
    common stock .............            --             --             --             --         18,953
Issuance of common stock
    upon exercise of stock
    options and warrant ......            --             --             --             --          1,561
Issuance of common stock
    under employee stock
    purchase plan ............            --             --             --             --            719
Repurchases of common stock ..            --             --             --             --            (27)

Translation adjustment .......            --            (16)            --             --            (16)
Repayment of note
    receivable from an
    officer ..................            --             --             --             --            160
Unrealized loss on
    investments ..............            --             --           (239)            --           (239)
Deferred compensation ........        (1,974)            --             --             --             --
Amortization of deferred
    compensation .............         1,410             --             --             --          1,410
Net loss .....................            --             --             --         (4,214)        (4,214)
                                    --------       --------       --------       --------       --------
Balances at December 31,
    1999 .....................      $ (1,680)      $    (22)      $   (239)      $(18,858)      $ 72,639
                                    ========       ========       ========       ========       ========

                             See accompanying notes.

                                               MARIMBA, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)

                                                                                      Year Ended December 31,
                                                                                1999           1998           1997
                                                                                ----           ----           ----
Operating activities:
Net loss ..............................................................      $ (4,214)      $ (5,681)      $ (7,718)
    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Depreciation and amortization .................................         1,233            934            336
        Amortization of deferred compensation .........................         1,410            251             --
        Other .........................................................           (16)           (16)            --
        Changes in operating assets and liabilities:
            Accounts receivable, net ..................................        (4,814)         2,006         (4,541)
            Unbilled receivables ......................................         1,036         (1,036)            --
            Prepaid expenses and other current assets..................          (714)          (123)          (218)
            Other assets ..............................................           262            (42)          (250)
            Accounts payable and accrued liabilities...................         1,747           (544)         1,712
            Accrued compensation ......................................         1,575            169          1,535
            Deferred revenue ..........................................         5,800         (2,078)         7,397
            Other liabilities .........................................            13              2             34
                                                                             --------       --------       --------
Net cash provided by (used in) operating activities...................          3,318         (6,158)        (1,713)
                                                                             --------       --------       --------

Investing activities:
    Capital expenditures ..............................................        (1,441)        (1,280)        (2,479)
    Purchases of investments ..........................................       (65,863)        (7,125)            --
    Sales of investments ..............................................        13,000          3,000             --
                                                                             --------       --------       --------
Net cash used in investing activities .................................       (54,304)        (5,405)        (2,479)
                                                                             --------       --------       --------

Financing activities:
    Proceeds from issuance of redeemable convertible preferred stock ..            --             --         14,990
    Proceeds from issuance of common stock, net of repurchases ........         2,253            174            482
    Proceeds from sale of common stock in initial public offering,
         net ..........................................................        68,075             --             --
    Repayment of note receivable from officer .........................           160             --             --
    Proceeds from sale and lease back and equipment advances ..........            --            811            378
    Principal payments under capital lease obligations.................          (939)          (124)           (67)
                                                                             --------       --------       --------
Net cash provided by financing activities .............................        69,549            861         15,783
                                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents...................        18,563        (10,702)        11,591
Cash and cash equivalents at beginning of period ......................         3,700         14,402          2,811
                                                                             --------       --------       --------
Cash and cash equivalents at end of period ............................      $ 22,263       $  3,700       $ 14,402
                                                                             ========       ========       ========

Supplemental disclosure of cash flow information:
    Interest paid .....................................................      $     30       $     30       $     12
                                                                             ========       ========       ========
    Income taxes paid .................................................      $     97       $     41       $    154
                                                                             ========       ========       ========

Supplemental disclosure of noncash investing and financing
    activities:
    Common stock issued in exchange for note receivable from officer ..      $     --       $     --       $    150
                                                                             ========       ========       ========
    Conversion of redeemable preferred stock to common stock ..........        18,953             --             --
                                                                             ========       ========       ========
    Deferred stock compensation .......................................      $  1,974       $  1,367       $     --
                                                                             ========       ========       ========

                             See accompanying notes.

                                  MARIMBA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   Marimba was incorporated in Delaware on February 21, 1996. Marimba develops and markets Internet-based software management solutions ("Castanet Products"), that distribute, update, and manage applications and related data over corporate intranets, extranets and the Internet. Marimba markets its products worldwide through a combination of a direct sales force, resellers and OEM partners. Substantially all of Marimba's license revenues are derived from sales of the Castanet Products. The Castanet Products are the subject of a patent lawsuit. Marimba believes that it has strong defenses against the lawsuit. However, the failure of Marimba to prevail could have a material adverse effect on Marimba's results of operations and financial condition. Currently, no reasonable estimate can be made of the possible loss or range of loss that may arise from this lawsuit. See Note 8.

   The consolidated financial statements include the accounts of Marimba and its wholly-owned subsidiary in the United Kingdom. Intercompany accounts and transactions have been eliminated in consolidation.

   Marimba has incurred operating losses to date and had an accumulated deficit of $18,858,000 at December 31, 1999. Marimba's activities have been primarily financed through its initial public offering of common stock and earlier private placements of equity securities. Marimba may need to raise additional capital through the issuance of debt or equity securities. Such financing may not be available on terms satisfactory to Marimba, if at all.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

   In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-9, "Software Revenue Recognition." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2, as amended by SOP 98-4, is effective for Marimba's transactions entered into subsequent to January 1, 1998. The application of SOP 97-2 and SOP 98-4 has not had a material impact on Marimba's results of operations.

   SOP 98-9 amends SOP 97-2 and 98-4, extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Marimba expects that SOP 98-9 may require more revenue to be deferred for certain types of transactions.

   License revenues are comprised of perpetual or multiyear license fees which are primarily derived from contracts with corporate customers and resellers. Such revenues are recognized after execution of a license agreement or receipt of a definitive purchase order, and delivery of the product to end-user customers, provided that there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, collectibility is probable and Marimba has no remaining obligations with regard to installation or implementation of the software. Revenue on arrangements with customers who are not the ultimate users (primarily resellers) is not recognized until the product is delivered to the end user. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Advance payments are recorded as deferred revenue until the products are shipped, services are provided, or obligations are met. Marimba's products do not require significant customization.

   Revenue recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair value of the elements, such as software products, maintenance and support and consulting services. The determination of fair value is based on objective evidence which is specific to Marimba.

   Service revenues are comprised of revenue from maintenance agreements, consulting and training fees. Software maintenance agreements provide technical support and the right to unspecified upgrades on an if-and-when available basis.

   Service revenues from training and consulting are recognized upon completion of the work to be performed. Revenue from maintenance agreements is deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year.

   Unbilled receivables consist of contractually obligated amounts not yet billable by Marimba.

Research and Development

   Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility, which, for Marimba, is established upon completion of a working model. Costs incurred by Marimba between completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, all research and development costs through December 31, 1999 have been expensed as incurred.

Advertising

   Marimba expenses advertising costs as incurred. Advertising expense was $562,000, $51,000 and $63,000 for the years ended December 31, 1999, 1998 and
1997.

Cash, Cash Equivalents and Investments

   Cash equivalents consist of financial instruments which are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Marimba's cash and cash equivalents as of December 31, 1999 and 1998 consist primarily of commercial paper, and demand deposits and money market funds held by large financial institutions in the United States. The carrying value of cash and cash equivalents approximates fair value at December 31, 1999 and 1998.

   Marimba classifies, at the date of acquisition, its marketable securities into available-for-sale categories in accordance with the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, Marimba classifies its securities as available-for-sale which are reported at fair market value with the related unrealized gains and losses included in stockholders' equity. Unrealized gains and losses were not material for the year ended December 31, 1998. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income. Interest and dividends on all securities are included in interest income. Investments with maturities between three and twelve months are considered short-term investments.

   Investments available-for-sale are summarized as follows:


                                                        Gross      Gross
                                          Amortized  Unrealized  Unrealized
                                            Cost        Gains      Losses    Fair Value
                                            ----        -----      ------    ----------
                                                          (in thousands)
December 31, 1999:
    Corporate notes..................    $  38,935   $      --   $    (163)  $  38,772
    Debt securities from U.S.
       Government and government
       agencies......................       14,079          --         (69)     14,010
    Market auction rate preferred
       stock.........................        1,909          --          --       1,909
    Certificates of deposits.........        2,065          --          (7)      2,058
                                         ---------   ---------   ----------  ---------
       Total investments.............    $  56,988   $      --   $    (239)  $  56,749
                                         =========   =========   ==========  =========

    Short-term investments...........    $  42,891   $      --   $    (131)  $  42,760
    Long-term investments............       14,097          --        (108)     13,989
                                         ---------   ---------   ----------  ---------
       Total investments.............    $  56,988   $      --   $    (239)  $  56,749
                                         =========   =========   ==========  =========

December 31, 1998:
    Market auction rate preferred
       stock.........................    $   3,100   $      --   $      --   $   3,100
    Corporate notes..................        1,025          --          --       1,025
                                         ---------   ---------   ---------   ---------
       Total investments.............    $   4,125   $      --   $      --   $   4,125
                                         =========   =========   =========   =========

    Short-term investments...........    $   4,125   $      --   $      --   $   4,125
    Long-term investments............           --          --          --         --
                                         ---------   ---------   ---------   --------
       Total investments.............    $   4,125   $      --   $      --   $   4,125
                                         =========   =========   =========   =========

Property and Equipment

   Marimba records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the term of the lease.

Accounting for Stock-Based Compensation

   Marimba has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations in accounting for its employee stock options because, as discussed in Note 6, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of Marimba's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See pro forma disclosures of applying FAS 123 included in Note 6.

Comprehensive Loss

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Marimba adopted FAS 130 in the year ended December 31, 1998.

Concentrations of Credit Risk and Other Risks

Financial instruments that subject Marimba to credit risk consist primarily of uninsured cash, cash equivalents and short-term and long-term investment balances held at commercial banks and institutions primarily in the United States and trade receivables from Marimba's customers. Marimba sells to customers in many different industries. Marimba extends reasonably short credit terms in most instances and performs ongoing credit evaluations but does not require collateral. Marimba provides reserves for potential credit losses, and such losses have been within management's expectations. To date, Marimba's write-offs of bad debts have not been significant. During the years ended December 31, 1999, 1998 and

1997, Marimba added approximately $36,000, $75,000, and $50,000 to its bad debt reserves. Total write-offs of uncollectible accounts were $2,000, $54,000 and $1,000 in these periods.

   For the year ended December 31, 1999, no single customer represented more than 10% of total revenues. At December 31, 1999, two customers represented 16% and 19% of accounts receivable. Revenues from one reseller represented 22% and 18% of total revenues for the years ended December 31, 1998 and 1997. The same reseller accounted for 57% of accounts receivable at December 31, 1997. Sales to another reseller represented 18% of total revenues for the year ended December 31, 1998. Two other customers accounted for 48% and 16% of the combined accounts receivable and unbilled receivables accounts at December 31, 1998.

Segment Information

   Marimba has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to stockholders. Marimba operates solely in one segment, the development and marketing of network application software, and therefore there is no impact to Marimba's financial statements of adopting FAS 131. For the years ended December 31, 1999, 1998 and 1997, export sales to customers outside the United States were $2,499,000, $1,265,000 and $1,199,000.

Net Loss Per Share

   Basic and diluted net loss per common share are presented in conformity with FAS No. 128, "Earnings Per Share" ("FAS 128"), for all periods presented. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of Marimba's initial public offering must be included in the calculation of basic and diluted net loss per common share as if they had been outstanding for all periods presented. To date, Marimba has not had any issuances or grants for nominal consideration.

   In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the periods, less shares subject to repurchase. Pro forma basic and diluted net loss per share, as presented in the statements of operations, has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of the redeemable convertible preferred stock (using the if-converted method) from the original date of issuance.

   The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share:

                                                         Year Ended December 31,
                                                       1999        1998        1997
                                                    ----------  ----------   -------
                                                     (in thousands, except per share
                                                                  data)

Net loss........................................     $ (4,214)   $ (5,681)   $ (7,718)
                                                     ========    ========    ========

Basic and diluted:
    Weighted-average shares of common stock
        outstanding.............................       19,855      13,081      11,474
    Less weighted-average shares subject to
        repurchase..............................         (826)     (3,475)     (6,562)
                                                     --------    --------    --------
    Weighted-average shares of common stock
        outstanding used in computing basic
        and diluted net loss per share..........       19,029       9,606       4,912
                                                     ========    ========    ========
    Basic and diluted net loss per share........     $   (.22)   $   (.59)   $  (1.57)
                                                     ========    ========    ========

Pro forma (unaudited):
    Shares used above...........................                    9,606
    Pro forma adjustment to reflect
        weighted-average effect of the
        assumed conversion of redeemable
        convertible preferred stock.............                    5,753
                                                                 --------
    Shares used in computing pro forma basic
        and  diluted net loss per share.........                   15,359
                                                                 ========
    Pro forma basic and diluted net loss per
        share...................................                 $   (.37)
                                                                 ========

   Marimba has excluded all redeemable convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Marimba from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Weighted-average options and warrants outstanding to purchase 2,861,000, 1,483,000 and 1,261,000 shares of common and redeemable convertible preferred stock for the years ended December 31, 1999, 1998, and 1997, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We are required to adopt FAS 133 effective January 1, 2001. Because Marimba currently holds no derivative financial instruments and does not currently engage in hedging activities, we do not currently believe that the adoption of FAS 133, as amended, will have a significant impact on Marimba's financial condition, results of operations or cash flows.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Marimba believes that its current revenue recognition policies comply with SAB 101.

2.   PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                        December 31,
                                                     1999       1998
                                                   --------   --------
                                                       (in thousands)
 Furniture and equipment.......................     $  764     $  759
 Computer equipment............................      3,325      2,074
 Purchased software............................      1,097        962
 Leasehold improvements........................        291        241
                                                    ------     ------
                                                     5,477      4,036
 Accumulated depreciation and amortization.....     (2,522)    (1,289)
                                                    ------     ------
 Property and equipment, net...................     $2,955     $2,747
                                                    ======     ======

   Property and equipment at December 31, 1999 and 1998 includes assets under capitalized leases of approximately $378,000. Accumulated amortization related to leased assets was approximately $378,000 and $280,000 at December 31, 1999 and 1998.

3.   LEASES AND COMMITMENTS

   In January 1997, as part of a sale-leaseback transaction, Marimba entered into a $500,000 capital lease line of credit for financing of equipment, which expired on December 31, 1997. Marimba borrowed $378,000 under the line of credit. This amount bears interest at a rate of 3.5% and is collateralized by the equipment purchased. Under the terms of the master lease agreement, Marimba will have the option to purchase the leased equipment at a negotiated price at the end of the 36-month lease term. In connection with the capital lease, Marimba issued a warrant that entitles the holder to purchase 16,865 shares of common stock. See Note 6.

   Marimba leases its office facilities under various noncancelable operating lease agreements. As of December 31, 1999, future minimum lease payments under capital leases and noncancelable operating leases are as follows:

                                                      Capital    Operating
                                                      Leases      Leases
                                                      ------      ------
                                                        (in thousands)
Year ending December 31:
    2000........................................    $       60   $  1,632
    2001........................................            --      1,766
    2002........................................            --      1,855
    2003........................................            --      1,934
    2004........................................            --      1,960
    Thereafter..................................            --        728
                                                    ----------   --------
        Total minimum lease and principal payments  $       60   $  9,875
                                                                 ========
Amount representing interest....................            (1)
                                                    ----------
Present value of future payments................            59
Current portion of capital lease obligations....           (59)
                                                     ---------
Noncurrent portion..............................     $      --
                                                     =========

   Marimba's headquarter facility lease expires in April 2000. During the first quarter of 2000, Marimba's headquarters facility lease was renewed until April 2005 and Marimba also entered into a lease for a regional office. The future minimum lease payments under these leases are included in the table above. Rent expense under operating leases totaled approximately, $1,772,000, $1,245,000 and $375,000 for the years ended December 31, 1999, 1998, and 1997.

4. DEFERRED COMPENSATION

   We recorded deferred compensation of approximately $1,367,000 in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In April 1999, Marimba granted to employees options to purchase 1,047,000 shares of common stock at an exercise price of $15.00 per share. Associated with this grant, we recorded additional deferred compensation of $1,974,000.

   Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. We amortized deferred compensation expense of $1,410,000 during fiscal 1999 and $251,000 during fiscal 1998. This compensation expense relates to options awarded to individuals in all operating expense categories. The amortization of deferred compensation net of reductions of $260,000 in February 2000 due to cancelled shares, will approximate $892,000 for 2000, $414,000 for 2001 and $114,000 for 2002.

5.   STOCKHOLDERS' EQUITY

   On April 30, 1999, Marimba sold 3,548,000 shares of common stock in an underwritten public offering and on May 4, 1999 sold an additional 188,000 shares through the exercise of the underwriters' over-allotment option for net proceeds of approximately $68,075,000, after offering expenses. Simultaneously with the closing of the public offering, all 5,753,566 shares of Marimba's preferred stock were converted to common stock on a one for one basis. Additionally, a warrant to purchase 16,865 shares of Series A convertible preferred stock was converted to a warrant to purchase the same number of common shares. In December 1999, the warrant was exercised.

   As of December 31, 1999, our authorized capital stock consisted of 80,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. The following is a summary description of our capital stock:

Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock do not have cumulative voting rights, and, therefore, holders of the remaining shares voting for the election of directors can elect all of the directors. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared from time to time by the board of directors out of funds legally available. In the event of the liquidation, dissolution or winding up of Marimba, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and nonassessable, and the shares of common stock to be issued upon completion of this offering will be fully paid and nonassessable.

Preferred Stock

   The board of directors has the authority to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and related restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of the series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

Dividend Policy

   We did not declare nor pay any cash dividends on our capital stock during the fiscal years ended December 31, 1999, 1998 and 1997 and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

6.   STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS

1996 Stock Option Plan

   In November 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan") for issuance of common stock to eligible participants. Incentive stock options and nonstatutory stock options may be granted under the 1996 Plan at prices not less than 100% and 85% of the fair value on the date of grant. Options expire after 10 years. Options under the plan are immediately exercisable; however, shares issued are subject to Marimba's right to repurchase such shares at the original issuance price, which right lapses in a series of installments measured from the vesting commencement date of the option. As of December 31, 1999, 435,683 shares were subject to repurchase. Options generally vest and the repurchase rights lapse ratably over a period of three or four years from the date of grant.

1999 Omnibus Equity Incentive Plan

   In March 1999, stockholders approved the adoption of Marimba's 1999 Omnibus Equity Incentive Plan (the "1999 Omnibus Plan"). A total of 1,250,000 shares of common stock have been reserved for issuance to eligible participants under the 1999 Omnibus Plan. The types of awards that may be made under the 1999 Omnibus Plan are options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. The exercise price for incentive stock options may not be less than 100% of the fair market value of Marimba's common stock on the date of grant (85% for nonstatutory options). In the event of a change in control of Marimba, an option or award under the 1999 Omnibus Plan will become fully exercisable and fully vested if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under the 1999 Omnibus Plan.

1999 Non-Employee Directors Option Plan

   In March 1999, stockholders approved the adoption of Marimba's Non-Employee Directors Option Plan. A total of 150,000 shares of common stock have been reserved for issuance to non-employee members of the Board. Commencing January 1, 2000, the number of shares reserved for issuance will be increased automatically to restore the total number of shares available under this plan to 150,000 shares.

   A summary of Marimba's stock option activity is as follows:

                                                      Options Outstanding
                                           ---------------------------------------
                                                                         Weighted-
                                 Shares        Number        Price        Average
                               Available         Of           Per        Exercise
                               for Grant       Shares        Share         Price
                               ---------       ------        -----         -----
Balance at December 31,
   1996.....................   1,675,603     1,499,000   $    .15         $  .15

   Authorized...............   2,000,000
   Granted..................  (2,529,610)    2,529,610      .15-- .75        .31
   Exercised................          --    (3,217,110)     .15-- .50        .20
   Repurchased..............     150,000            --         --             --
   Canceled.................      17,000       (17,000)     .15-- .75        .68
                              ----------       -------
Balance at December 31,
   1997.....................   1,312,993       794,500      .15-- .75        .41

   Authorized...............   1,300,000
   Granted..................  (2,017,800)    2,017,800     1.00--8.50       3.54
   Exercised................          --      (238,569)     .50--2.00        .96
   Repurchased..............     253,417            --         --             --
   Canceled.................     381,163      (381,163)     .15--3.50        .84
                              ----------      --------
Balance at December 31,
   1998.....................   1,229,773     2,192,568      .15--8.50       3.16

   Authorized...............   1,400,000
   Granted..................  (2,252,750)    2,252,750    10.00--31.38     20.59
   Exercised................          --      (615,171)     .15--20.00      2.49
   Repurchased..............      70,309            --         --             --
   Canceled.................     367,352      (367,352)     .50--31.38     10.75
                              ----------    ----------
Balance at December 31, 1999     814,684     3,462,795   $  .15--$31.38   $13.84
                              ==========     =========

   As of December 31, 1999 and 1998, there were 2,585,545 and 188,289 fully vested and exercisable shares with a weighted average exercise price of $8.56 and $.57 per share.

   The following table details outstanding and exercisable options as of December 31, 1999:

                               Outstanding
                   ---------------------------------------------
                                    Weighted-                               Exercisable
                                     Average                       -----------------------------
                                    Remaining    Weighted-                         Weighted-
Range of             Number of     Contractual    Average           Number of       Average
Exercise Price        Shares          Life       Exercise Price      Shares       Exercise Price
--------------        ------          ----        --------------     ------       --------------
$      .15             50,000         6.84        $   .15             50,000      $     .15
   .50 --    .75      166,944         7.76            .52            166,944            .52
  1.00 --   1.50      111,531         8.12           1.33            111,531           1.33
  1.75 --   2.00       64,828         8.34           1.83             64,828           1.83
  3.00 --   3.50      811,717         8.68           3.14            811,717           3.14
  7.00 --   8.50      214,475         8.96           8.37            214,475           8.37
 10.00 --  15.00    1,078,050         9.28          14.53          1,078,050          14.53
$20.00 -- $31.38      965,250         9.77          28.54             88,000          20.00
                    ---------                                      ---------

        Total       3,462,795         9.09        $ 13.84          2,585,545      $    8.56
                    =========                                      =========

Stock Based Compensation

   We utilize the intrinsic value-based method to account for all of our stock-based benefit plans. Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if Marimba had accounted for its employee stock-based benefit plans under the fair value method of that Statement.

   The fair value of each option granted through December 31, 1999 was estimated on the date of grant using the minimum value (before Marimba went public) or the Black-Scholes method. The Black-Scholes option valuation model was developed for use in estimated the fair vale of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because Marimba's stock-based awards have characteristics significantly different from those in traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards. The fair value of Marimba's stock-based awards was estimated using the following weighted-average assumptions:

                                                   Year Ended December 31,
                                                 1999        1998        1997
                                                 ----        ----        ----
Fair value of options....................     $ 12.87       $ .73       $ .06
Assumptions:
   Risk-free interest rate...............        6%           5%          6%
   Expected life.........................     3 years       4 years     3 years
   Volatility............................       101%          --          --
   Dividend yield........................       --            --          --

   The weighted-average fair value of options granted during 1998 with an exercise price below the deemed fair value of Marimba's common stock on the date of grant was $2.07.

   The weighted-average fair market values of share granted under our 1999 Employee Stock Purchase Plan (see plan description below) was $13.68 for fiscal 1999 calculated using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 6%, expected life of 2 years, volatility of 101% and dividend yield of zero.

   For purposes of pro forma disclosures, the estimated fair value at grant date for awards under all stock-based benefit plans is amortized to pro forma expense over the options vesting period using the graded method. Pro forma information is as follows:

                                                   Year Ended December 31,
                                                 1999         1998         1997
                                                 ----         ----         ----
                                            (in thousands, except per share data)
Net loss:
     As reported.........................   $  (4,214)     $  (5,681)    $  (7,718)
                                            ==========     =========     =========
     Pro forma...........................   $  (10,532)    $  (6,123)    $  (7,771)
                                            ==========     =========     =========
Basic and diluted net loss per share:
      As reported........................   $     (.22)    $    (.59)    $   (1.57)
                                            ==========     =========     =========
      Pro forma..........................   $     (.55)    $    (.64)    $   (1.58)
                                            ==========     =========     =========

   The effects of applying FAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

1999 Employee Stock Purchase Plan

   In March 1999, stockholders approved the adoption of Marimba's 1999 employee stock purchase plan (the "1999 Purchase Plan"). A total of 500,000 shares of common stock has been reserved for issuance under the 1999 Purchase Plan, plus, commencing on January 1, 2000, annual increases equal to the lesser of 500,000 shares, 2% of the outstanding common shares on such date or a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of Marimba's common stock through periodic payroll deductions of up to 10% of base cash compensation. No more than 500 shares may be purchased by each employee on any purchase date. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Marimba's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on April 30, 1999 and will end on April 30, 2001. A total of 42,306 shares were issued under the 1999 Purchase Plan in fiscal year 1999 at a price of $17.00.

Warrant

   In January 1997, in connection with the sale-leaseback transaction, Marimba issued a warrant that entitles the holder to purchase 16,865 shares of Series A redeemable convertible preferred stock at an exercise price of $1.48 per share. In April 1999, this warrant to purchase 16,865 shares of Series A convertible preferred stock was converted to a warrant to purchase the same number of common shares. In December 1999, the warrant was exercised and 16,865 shares of common stock were issued.

7.   INCOME TAXES

   Marimba's provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consists entirely of foreign taxes.

   As of December 31, 1999, Marimba had federal net operating loss carryforwards of approximately $15,600,000. Marimba also had federal research and development tax credit carryforwards of approximately $700,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2011 through 2019, if not utilized.

   Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   Significant components of Marimba's deferred tax assets are as follows:

                                                        December 31,
                                                      1999        1998
                                                      ----        ----
                                                       (in thousands)
Deferred tax assets:
      Net operating loss carryforwards..........     $6,100      $4,400
      Research credit carryforwards.............      1,100         600
      Deferred revenue..........................        900         900
      Other.....................................        200         200
                                                     ------      ------
              Total deferred tax assets.........      8,300       6,100
Valuation allowance.............................     (8,300)     (6,100)
                                                     ------      ------
Net deferred tax assets.........................     $   --      $   --
                                                     ======      ======

     The valuation allowance for deferred tax assets increased by approximately $2,500,000 and $3,100,000 in the years ended December 31, 1998 and 1997.

8.   LEGAL MATTERS

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

   The trial in this case is scheduled to commence on November 7, 2000. The trial date was set following a preliminary trial held in November 1999 in which the court held that there was insufficient evidence to find that Novadigm had engaged in "inequitable conduct" in the submission of its patent application. To date, both parties have substantially completed their factual and expert discovery.

Marimba believes that it has strong defenses against Novadigm's lawsuit. Accordingly, Marimba intends to defend this suit vigorously. However, Marimba may not prevail in this litigation. Litigation is subject to inherent uncertainties, especially in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. In addition, cases such as this are likely to involve issues of law that are evolving, presenting further uncertainty. Marimba's defense of this litigation, regardless of the merits of the complaint, has been, and will likely continue to be, time-consuming, costly and a diversion for Marimba's technical and management personnel. The failure of Marimba to prevail in this litigation could have a material adverse effect on Marimba's liquidity, results of operations and financial condition.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 is incorporated herein by reference from the section entitled "Proposal No. 1 -- Election of Directors" of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

   (a)  (1) Financial Statements
        See the Consolidated Financials Statements and Supplementary Data beginning on page 28 of this Form 10-K.

        (2) Financial Statement Schedules No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

        (3) Exhibits
        See Exhibit Index on page 46 of this Form 10-K.

   (b)  Reports on Form 8-K
        During the quarter ended December 31, 1999, the Company did not file any reports on Form 8-K.

   (c)  See Exhibit Index at page 46 of this Form 10-K.

   (d) See the Consolidated Financial Statements and Supplementary Data beginning on page 28 of this Form 10-K.

                                  MARIMBA, INC.
                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By:      /s/ FRED M. GERSON                                Date:  March 27, 2000
         ------------------
        Fred M. Gerson
        Vice President and Chief Financial Officer
        Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated:

By:      /s/ KIM K. POLESE                                 Date:  March 27, 2000
         -----------------
        Kim K. Polese
        President, Chief Executive Officer and Director

By:      /s/ ARTHUR A. VAN HOFF                            Date:  March 27, 2000
         ----------------------
        Arthur A. van Hoff
        Chief Technology Officer and Director

By:      /s/ ANEEL BHUSRI                                  Date:  March 27, 2000
         ----------------
        Aneel Bhusri
        Director

By:      /s/ RAYMOND J. LANE                               Date:  March 27, 2000
         -------------------
        Raymond J. Lane
        Director

By:      /s/ DOUGLAS J. MACKENZIE                          Date:  March 27, 2000
         ------------------------
        Douglas J. Mackenzie
        Director

By:      /s/ STRATTON D. SCLAVOS                           Date:  March 27, 2000
         -----------------------
        Stratton D. Sclavos
        Director

                                  MARIMBA, INC.
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

    10.7(1)       Original Equipment Manufacturer Agreement between Tivoli Systems Subsidiary, Inc.
                  and the Registrant dated March 6, 1998 - incorporated herein by reference to
                  Exhibit 10.7 to the Company's Registration Statement on Form S-1
                  (File No. 333-72353).

    10.8(1)       Amendment No. 1 to Original Equipment Manufacturer Agreement between Tivoli
                  Systems, Inc. and the Registrant dated February 8, 1999 - incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1
                  (File No. 333-72353).

    10.9(1)       Reseller Agreement between Tivoli Systems Subsidiary, Inc. and the Registrant dated August 14, 1997 - incorporated herein by reference to Exhibit 10.9 to the
                  Company's Registration Statement on Form S-1 (File No. 333-72353).

    10.10(1)      Amendment No. 1 to Reseller Agreement between Tivoli Systems, Inc. and the
                  Registrant dated June 1, 1998 - incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-72353).

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

    10.13(1)      Pricing Guide to Reseller Agreement between Tivoli Systems, Inc. and the
                  Registrant dated November

                  23, 1998 - incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No.
                  333-72353).
    10.14         Amendment No. 3 to Reseller Agreement between Tivoli Systems, Inc. and the
                  Registrant dated February 9, 1999 - incorporated herein by reference to Exhibit
                  10.14 to the Company's Registration Statement on Form S-1 (File No. 333-72353).
    10.15         Amendment No. 4 to Reseller Agreement between Tivoli Systems, Inc. and the
                  Registrant dated April 27, 1999 - incorporated herein by reference to Exhibit
                  10.15 to the Company's Registration Statement on Form S-1 (File No. 333-72353).
    10.16         Amendment No. 5 to Reseller Agreement between Tivoli Systems, Inc. and the
                  Registrant dated June 29, 1999 - incorporated herein by reference to the
                  Company's Quarterly Report on Form 10-Q filed on August 12, 1999.
    10.17         Lease between ilicon, Inc. and Registrant dated February 27, 2000.
    21.1          List of Subsidiaries of the Registrant.
    23.1          Consent of Ernst & Young LLP, Independent Auditors.
    27.1          Financial Data Schedule (electronic filing only).
    99.1          Order of the United States District Court for the Northern District of
                  California, San Jose Division dated December 28, 1998 -
                  incorporated herein by reference to Exhibit 99.1 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-72353).

----------

    (1) Confidential treatment requested.