Form 10-Q
period 2000-03-31
MARIMBA INC
filed 2000-05-15
CIK 1078295

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

        The number of shares outstanding of the Registrant's Common Stock as of April 28, 2000 was 23,309,909.


================================================================================

                                  MARIMBA, INC.

                                      INDEX


                                                                                    PAGE NO.
                                                                                    --------
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Balance Sheets as of March 31, 2000
           and December 31, 1999                                                        1

           Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2000 and 1999                                   2

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2000 and 1999                                   3

           Notes to Condensed Consolidated Financial Statements                         4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                          6

Item 3.    Qualitative and Quantitative Disclosure About Market Risk                   18

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                           19

Item 2.    Changes in Securities                                                       20

Item 3.    Defaults Upon Senior Securities                                             20

Item 4.    Submission of Matters to a Vote of Security Holders                         20

Item 5.    Other Information                                                           20

Item 6.    Exhibits and Reports on Form 8-K                                            21

SIGNATURE                                                                              23

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  MARIMBA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)



                                                                      MARCH 31,         DECEMBER 31,
                                                                        2000               1999
                                                                    -----------         ------------
                                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .............................          $ 22,286           $ 22,263
     Short-term investments ................................            44,696             42,760
     Accounts receivable, net ..............................            10,554              7,399
     Prepaid expenses and other current assets .............               724              1,085
                                                                      --------           --------
          Total current assets .............................            78,260             73,507
Property and equipment, net ................................             3,142              2,955
Long-term investments ......................................             9,845             13,989
Other assets ...............................................               361                 36
                                                                      --------           --------
                                                                      $ 91,608           $ 90,487
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ..............          $  2,732           $  3,143
     Accrued compensation ..................................             2,992              3,279
     Current portion of capital lease obligations and
       equipment advances ..................................                26                 59
     Deferred revenue ......................................            13,058             11,319
                                                                      --------           --------
          Total current liabilities ........................            18,808             17,800
Long-term portion of capital lease obligations and equipment
  advances, and other long-term liabilities ................                48                 48

Stockholders' equity:
     Common stock ..........................................                 2                  2
     Additional paid-in capital ............................            93,645             93,436
     Deferred compensation .................................            (1,087)            (1,680)
     Cumulative translation adjustment .....................               (28)               (22)
     Unrealized loss on investments ........................              (263)              (239)
     Accumulated deficit ...................................           (19,517)           (18,858)
                                                                      --------           --------
          Stockholders' equity .............................            72,752             72,639
                                                                      --------           --------
                                                                      $ 91,608           $ 90,487
                                                                      ========           ========


                             See accompanying notes.

                                  MARIMBA, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            ---------------------------
                                                                              2000               1999
                                                                            --------           --------
                                                                                   (unaudited)
Revenues:
     License .....................................................          $  8,061           $  4,509
     Service .....................................................             2,506              1,622
                                                                            --------           --------
Total revenues ...................................................            10,567              6,131
Cost of revenues:
     License .....................................................               132                 29
     Service .....................................................               891                635
                                                                            --------           --------
Total cost of revenues ...........................................             1,023                664
                                                                            --------           --------
Gross profit .....................................................             9,544              5,467
Operating expenses:
     Research and development ....................................             2,542              1,839
     Sales and marketing .........................................             6,915              4,256
     General and administrative ..................................             1,346                856
     Amortization of deferred compensation .......................               336                178
                                                                            --------           --------
Total operating expenses .........................................            11,139              7,129
                                                                            --------           --------
Loss from operations .............................................            (1,595)            (1,662)
Interest income, net .............................................             1,055                 44
                                                                            --------           --------
Loss before income taxes .........................................              (540)            (1,618)
Provision for income taxes .......................................               119                  2
                                                                            --------           --------
Net loss .........................................................              (659)            (1,620)
Other comprehensive loss:
     Translation adjustment ......................................                (6)                (7)
     Unrealized loss on investments ..............................               (24)                --
                                                                            --------           --------
Comprehensive loss ...............................................          $   (689)          $ (1,627)
                                                                            ========           ========
Basic and diluted net loss per share .............................          $   (.03)          $   (.13)
                                                                            ========           ========
Weighted-average shares of common stock outstanding
  used in computing basic and diluted net loss per share .........            22,994             12,203
                                                                            ========           ========
Pro forma basic and diluted net loss per share ...................                             $   (.09)
                                                                                               ========
Shares used in computing pro forma basic and diluted
  net loss per share .............................................                               17,956
                                                                                               ========


                             See accompanying notes.

                                  MARIMBA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                ---------------------------
                                                                                 2000                1999
                                                                                --------           --------
                                                                                        (unaudited)
OPERATING ACTIVITIES
Net loss .............................................................          $   (659)          $ (1,620)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization ...................................               365                278
     Amortization of deferred compensation ...........................               336                178
     Other ...........................................................                (6)                (7)
     Changes in operating assets and liabilities:
       Accounts receivable, net ......................................            (3,155)            (5,260)
       Unbilled receivables ..........................................                --              1,036
       Prepaid expenses and other current assets .....................               361                 73
       Other assets ..................................................              (325)               108
       Accounts payable and accrued liabilities ......................              (411)               263
       Accrued compensation ..........................................              (287)                95
       Deferred revenue ..............................................             1,739              1,922
                                                                                --------           --------
          Net cash used in operating activities ......................            (2,042)            (2,934)
                                                                                --------           --------
INVESTING ACTIVITIES
Capital expenditures .................................................              (552)              (322)
Purchases of investments .............................................            (6,316)                --
Sales of investments .................................................             8,500              1,099
                                                                                --------           --------
          Net cash provided by investing activities ..................             1,632                777
                                                                                --------           --------
FINANCING ACTIVITIES
Repayment of note receivable from officer ............................                --                160
Prepaid offering expenses ............................................                --               (442)
Proceeds from issuance of common stock, net of repurchases............               466                759
Principal payments under capital lease obligations ...................               (33)               (20)
                                                                                --------           --------
          Net cash from financing activities .........................               433                457
                                                                                --------           --------
Net increase (decrease) in cash and cash equivalents .................                23             (1,700)
Cash and cash equivalents at beginning of period .....................          $ 22,263              3,700
                                                                                --------           --------
Cash and cash equivalents at end of period ...........................          $ 22,286           $  2,000
                                                                                --------           ========

Supplemental disclosure of noncash investing and financing activities:
           Deferred compensation reduction due to cancelled shares....          $    257                 --
                                                                                ========           ========


                             See accompanying notes.

                                  MARIMBA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 27, 2000. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

        The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share:


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           ---------------------------
                                                                             2000               1999
                                                                           --------           --------
                                                                              (in thousands, except
                                                                                 per share data)
Net loss ........................................................          $   (659)          $ (1,620)
                                                                           --------           --------
Basic and diluted:
     Weighted-average shares of common stock
       Outstanding ..............................................            23,258             13,410
     Less weighted-average shares subject to repurchase .........              (264)            (1,207)
                                                                           --------           --------
     Weighted-average shares used in computing
       basic and diluted net loss per common share ..............            22,994             12,203
                                                                           --------           --------
     Basic and diluted net loss per common share ................          $   (.03)          $   (.13)
                                                                           ========           ========
Pro forma:
     Shares used above ..........................................                               12,203
     Pro forma adjustment to reflect weighted-average
       effect of the assumed conversion of redeemable
       convertible preferred stock ..............................                                5,753
                                                                                              --------
     Shares used in computing pro forma basic and
       diluted net loss per share ...............................                               17,956
                                                                                              --------
     Pro forma basic and diluted net loss per share .............                             $   (.09)
                                                                                              ========

        Marimba has excluded all redeemable convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Marimba from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Weighted-average options and warrants outstanding to purchase 3,539,217 and 1,972,500 shares of common and redeemable convertible preferred stock for the three months ended March 31, 2000 and 1999, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Revenue Concentration

        Two customers accounted for 25% and 15% of total revenues in the first quarter of 2000. Three customers accounted for 18%, 11% and 10% of total revenues in the first quarter of 1999.


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

        Marimba believes that it has strong defenses against Novadigm's lawsuit. Accordingly, Marimba intends to defend this suit vigorously. However, Marimba may not prevail in this litigation. Litigation is subject to inherent uncertainties, especially in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. In addition, cases such as this are likely to involve issues of law that are evolving, presenting further uncertainty. Marimba's defense of this litigation, regardless of the merits of the complaint, has been, and will likely continue to be, time-consuming, costly and a diversion for Marimba's technical and management personnel. The failure of Marimba to prevail in this litigation could have a material adverse effect on Marimba's results of operations and financial condition. There also can be no assurance that Novadigm will not assert additional claims against Marimba in the future under the Novadigm Patent or any other patent later issued to Novadigm.

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

ITEM 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Marimba's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below. All forward-looking statements in this document are based on information available to Marimba as of the date hereof and Marimba assumes no obligation to update any such forward-looking statements.


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

        Revenues to date have been derived primarily from the license of our Castanet products and to a lesser extent from maintenance and support, consulting and training services. Customers who license our products generally purchase maintenance contracts, typically covering a 12-month period. Additionally, customers may purchase consulting, which is customarily billed by us at a fixed daily rate plus out-of-pocket expenses. We also offer training services that are billed on a per student or per class session basis.

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

        Tivoli has recently accounted for a decreasing percentage of our revenues. During the first quarter of 2000 and in fiscal 1999 Tivoli accounted for less than 10% of our revenues, as compared to 18% of our revenues in fiscal 1998. The decrease in Tivoli revenues as a percentage of total revenues was due primarily to the growth in Marimba's direct sales compared to a relatively smaller revenue contribution from Tivoli. There is no assurance that royalties from the sale of Cross-Site will be sufficient to replace Tivoli's sales of Castanet or that such revenues will be sustained or grow in the future. Any failure of Cross-Site to achieve widespread market acceptance could significantly harm our business and operating results.

        Despite our revenue growth, we have incurred significant losses since inception and, as of March 31, 2000, we had an accumulated deficit of approximately $19.5 million. We believe our success depends on further increasing our customer base and on growth in the Internet infrastructure management market. Accordingly, we intend to continue to invest heavily in sales, marketing and research and development. Furthermore, we expect to continue to incur substantial operating losses, and given our expected increases in operating expenses, we will require significant increases in revenues before we become profitable.

        In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Additionally, despite our sequential quarterly revenue growth to date we do not believe that historical growth rates are necessarily sustainable nor indicative of future growth.

RESULTS OF OPERATIONS

        The following table sets forth certain statements of operations data as a percentage of total revenues for the three months ended March 31, 2000 and 1999. This data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Marimba's Annual Report on Form 10-K for the year ended December 31, 1999.

                                                                     THREE MONTHS
                                                                       MARCH 31,
                                                                ----------------------
                                                                 2000             1999
                                                                -----            -----
               CONSOLIDATED STATEMENT OF OPERATIONS DATA:
               Revenues:
                 License .............................           76.3%            73.5%
                 Service .............................           23.7             26.5
                                                                -----            -----
               Total revenues ........................          100.0            100.0
               Cost of revenues:
                 License .............................            1.2              0.5
                 Service .............................            8.4             10.4
                                                                -----            -----
               Total cost of revenues ................            9.6             10.9
                                                                -----            -----
               Gross profit ..........................           90.4             89.1
               Operating expenses:
                 Research and development ............           24.1             30.0
                 Sales and marketing .................           65.4             69.4
                 General and administrative ..........           12.7             14.0
                 Amortization of deferred compensation            3.2              2.9
                                                                -----            -----
               Total operating expenses ..............          105.4            116.3
                                                                -----            -----
               Loss from operations ..................          (15.0)           (27.2)
               Interest income, net ..................           10.0              0.8
                                                                -----            -----
               Loss before income taxes ..............           (5.0)           (26.4)
               Provision for income taxes ............           (1.2)            (0.0)
                                                                -----            -----
               Net loss ..............................           (6.2)%          (26.4)%
                                                                =====            =====

REVENUES

        Total revenues increased $4.5 million, or 72%, to $10.6 million in the first quarter of 2000 from $6.1 million in the first quarter of 1999. Two customers accounted for 25% and 15% of total revenues in the first quarter of 2000. Three customers accounted for 18%, 11% and 10% of total revenues in the first quarter of 1999.

        License Revenues. License revenues have been derived primarily from sales of our Castanet products. License revenues increased $3.6 million, or 79%, to $8.1 million in the first quarter of 2000 from $4.5 million in the first quarter of 1999. The growth of license revenues was due to increased product licenses sold, reflecting higher customer demand for our products, growth in our sales organization and expansion of the Castanet product line.

        Service Revenues. Service revenues include maintenance and support, consulting and training. Service revenues increased $884,000, or 55%, to $2.5 million in the first quarter of 2000 from $1.6 million in the first quarter of 1999. As a percentage of total revenues, service revenues decreased to 23.7% in the first quarter of 2000 from 26.5% in the first quarter of 1999. The decrease in service revenues as a percentage of total revenues was due to relatively higher year over year growth in license revenues, as compared to services. The increase in service revenues, in absolute dollars, was due primarily to increased maintenance revenues from a larger installed base of customers and increased revenue from consulting services.

COSTS OF REVENUES

        Cost of License Revenues. Cost of license revenues consists primarily of the cost of third-party software products that were either integrated into our products or resold by Marimba. Cost of license revenues were 1.2% and 0.5% of revenues in the first quarter of 2000 and 1999. The increase in percentage from 1999 to 2000 was due primarily to the cost of a third party product resold by Marimba in the first quarter of 2000. We expect cost of license revenues to increase in absolute dollar amount during 2000, but to remain a relatively small percentage of total revenues.

        Cost of Service Revenues. Cost of service revenues increased to $891,000 in the first quarter of 2000 from $635,000 in the first quarter of 1999, representing 36% and 39% of service revenue. The increase in absolute dollars of cost of service revenues in the first quarter of 2000 compared to the first quarter of 1999 was due primarily to growth in our customer support organization and an increase in consulting costs commensurate with the increase in consulting revenues. The decrease in cost of service revenues as a percentage of service revenues was due primarily to the economies of scale in our customer support organization, with costs spread over a larger number of maintenance customers.

OPERATING EXPENSES

        Research and Development. Research and development expenses increased to $2.5 million in the first quarter of 2000 from $1.8 million in the first quarter of 1999. The increase in research and development expenses was due to an increase in engineering personnel and related costs, as well as an increase in third-party consulting costs.

        Sales and Marketing. Sales and marketing expenses increased to $6.9 million in the first quarter of 2000 from $4.3 million in the first quarter of 1999. The increase in sales and marketing expenses was due primarily to growth in our sales and marketing organizations, an increase in sales commissions resulting from increased sales and expansion of our marketing programs and advertising. For example, we increased the number of sales and marketing personnel to 79 employees at March 31, 2000 from 66 employees at March 31, 1999. In addition, during the first quarter of 2000, Marimba incurred referral fees due to system integrators for two contracts concluded during the quarter.

        General and Administrative. General and administrative expenses increased to $1.3 million in the first quarter of 2000 from $856,000 in the first quarter of 1999. The increase in general and administrative expenses was due to growth of our administrative organizations in support of the overall growth of Marimba. Additionally, we continued to incur significant outside legal costs in defense of Novadigm's patent infringement complaint against us, originally filed in March 1997. We expect to continue to incur significant costs related to this complaint in the future and expect these costs to materially increase when we go to trial. The trial is currently scheduled to commence on November 7, 2000. Additionally, we have incurred legal expenses related to our patent infringement complaint against Novadigm and expect these expenses to increase in the future. We have also incurred additional expenses associated with being a public company and expect such costs to increase in the future.

        Deferred Compensation. We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.0 million. Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. We amortized deferred compensation expense of $1.4 million during fiscal 1999 and $251,000 during fiscal 1998. This compensation expense relates to options awarded to individuals in all operating expense categories. The amortization of deferred compensation, net of reductions of $257,000 in February 2000 due to cancelled shares, will approximate $892,000 for 2000, $414,000 for 2001 and $114,000 for 2002.

        Interest Income, Net. Interest income, net increased to $1.1 million in the first quarter of 2000 from $44,000 in the first quarter of 1999 due to higher interest income resulting from the invested cash from our initial public offering completed in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, our principal sources of liquidity included approximately $22.3 million of cash and cash equivalents and $54.5 million of investments in marketable securities. Net cash used in operating activities for the first quarter of 2000 and 1999 reflects our net losses in these periods and increases in accounts receivable of $3.2 million and $5.3 million, partially offset by increases in deferred revenue of $1.7 million and $1.9 million.

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


YEAR 2000 COMPLIANCE

Our Product Testing and Licensing

        We have tested all of our products for Year 2000 compliance and identified one Year 2000 date-related limitation in earlier versions of Castanet. Versions of Castanet before version 3.2 display date information to the user in a manner that uses only two digits to represent a year. A two-digit display of the Year 2000 could cause a user to believe the year represented was the Year 1900 instead of the Year 2000. This limitation does not affect either computation of data in our products or operation of the products. All versions of Castanet currently being shipped use four digits for the display of date data and we are not aware of any material problems related to versions of Castanet prior to version 3.2.

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

Results of Year 2000 Remediation

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

We Have Incurred Losses and We Expect Future Losses

        Our failure to significantly increase our revenues would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. As of March 31, 2000, we had an accumulated deficit of $19.5 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to significantly increase our quarterly revenues to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

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

        Despite our sequential revenue growth from the fourth quarter of 1999 to the first quarter of 2000, we generally expect that revenues in the first quarter of each year will be lower than revenues in the fourth quarter of the preceding year due to the annual nature of companies' purchasing and budgeting cycles and the year-to-date structure of our sales incentive program.

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

Our Success Depends on Our Castanet Product Family

        We expect to continue to derive our revenues primarily from our Castanet product family and related services. A decline in the price of Castanet or our inability to increase sales of Castanet would seriously harm our business and operating results. We cannot predict Castanet's success. We periodically update Castanet to make improvements and provide additional enhancements. New versions of Castanet may not provide the benefits we expect and could fail to meet customers' requirements or achieve widespread market acceptance. Furthermore, new products such as DocService and our recently released Timbale for Server Management could fail to meet customer expectations or achieve widespread market acceptance.

        Our strategy requires Castanet to be highly scalable -- in other words, able to rapidly increase deployment size from a limited number of end-users to a very large number of end-users. If we are unable to achieve this level of scalability, the attractiveness of our products and services would be diminished.

We Need to Develop and Introduce New Products

        To provide a comprehensive Internet infrastructure management solution, we will need to develop and introduce new products which offer functionality that we do not currently provide. We may not be able to develop these technologies and therefore we may not be able to offer a comprehensive Internet infrastructure management solution. In addition, in the past we have experienced delays in new product releases, and we may experience similar delays in the future. If we fail to deploy new product releases on a timely basis, our business and operating results could be seriously harmed. Furthermore, new products such as DocService and our recently released Timbale for Server Management could fail to meet customer expectations or achieve widespread market acceptance.

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

        Tivoli has recently accounted for a decreasing percentage of our revenues. During the first quarter of 2000 and in fiscal 1999 Tivoli accounted for less than 10% of our revenues, as compared to 18% of our revenues in fiscal 1998. The decrease in Tivoli revenues as a percentage of total revenues was due primarily to the growth in

Marimba's direct sales compared to a relatively smaller revenue contribution from Tivoli. There is no assurance that royalties from the sale of Cross-Site will be sufficient to replace Tivoli's sales of Castanet or that such revenues will be sustained or grow in the future. Any failure of Cross-Site to achieve widespread market acceptance could significantly harm our business and operating results. Additionally, because Cross-Site is built upon the Castanet infrastructure, we expect Cross-Site to compete with our Castanet products.

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

        Any of these results would seriously harm our business and operating results. These same results could also occur with respect to our other products which rely on or are built upon the Castanet infrastructure. Furthermore, we expect to continue to incur substantial costs in defending against this litigation and these costs could increase significantly increase when our dispute goes to trial. It is possible that these costs could substantially exceed our expectations in future periods. There also can be no assurance that Novadigm will not assert additional claims against Marimba in the future under the Novadigm Patent or any other patent later issued to Novadigm.

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

We Need to Develop and Expand Our Sales, Marketing and Distribution Capabilities

        We need to expand our marketing and direct sales operations in order to increase market awareness of our products, market our products to a greater number of enterprises and generate increased revenues. Recently, we have not been able to hire employees as quickly as planned. In particular, competition for qualified sales personnel is intense and we may not be able to hire enough qualified individuals in the future. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New hires require extensive training and typically take at least six months to achieve full productivity. In addition, we have limited experience marketing our products broadly to a large number of potential customers.

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

We Must Retain and Attract Key Personnel

        Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our President and Chief Executive Officer, Kim Polese, and our Chief Technical Officer, Arthur van Hoff. Effective May 1, 2000, Steve Williams relinquished his position as Executive Vice President, Worldwide Sales and Chief Operating Officer to pursue another career opportunity. Although Mr. Williams will be joining Marimba's board of directors, at this time we have not named a replacement for Mr. Williams in his capacity as the Chief Operating Officer. Also, in April 2000, we announced that our Chief Financial Officer, Fred Gerson, would resign in October 2000, to be replaced at that time by the current Vice President of Finance.

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

We Face Risks Associated with Potential Acquisitions

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

        Any of these results would seriously harm our business and operating results. These same results could also occur with respect to our other products which rely on or are built upon the Castanet infrastructure. Furthermore, we expect to continue to incur substantial costs in defending against this litigation and these costs could increase significantly if our dispute goes to trial. It is possible that these costs could substantially exceed our expectations in future periods. There also can be no assurance that Novadigm will not assert additional claims against Marimba in the future under the Novadigm Patent or any other patent later issued to Novadigm.

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

  10.12         Reseller License Guide to Reseller Agreement between Tivoli
                Systems, Inc. and the Registrant dated

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
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

  10.17         Lease between ilicon, Inc. and Registrant dated February 27,
                2000 incorporated herein by reference to the Company's Annual
                Report on Form 10-K filed on March 27, 2000.

  27.1          Financial Data Schedule (electronic filing only).

  99.1          Order of the United States District Court for the Northern
                District of California, San Jose Division dated December 28,
                1998 - incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-1 (File No.
                333-72353).


--------------

(1)     Confidential treatment requested.



(b)     Reports on Form 8-K.

        None.

                                  MARIMBA, INC.
                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             MARIMBA, INC.


Date: May 11, 2000                           By: /s/ Fred M. Gerson
                                                 -----------------------------
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

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

  10.12         Reseller License Guide to Reseller Agreement between Tivoli
                Systems, Inc. and the Registrant dated

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
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

  10.17         Lease between ilicon, Inc. and Registrant dated February 27,
                2000 incorporated herein by reference to the Company's Annual
                Report on Form 10-K filed on March 27, 2000.

  27.1          Financial Data Schedule (electronic filing only).

  99.1          Order of the United States District Court for the Northern
                District of California, San Jose Division dated December 28,
                1998 - incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-1 (File No.
                333-72353).


--------------

(1)     Confidential treatment requested.