Form 10-Q
period 2000-06-30
MARIMBA INC
filed 2000-08-14
CIK 1078295

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _____________________

                                   FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for the  past 90 days.  Yes X   No    .
                                                 ---     ---
     The number of shares outstanding of the Registrant's Common Stock as of July 31, 2000 was 23,434,277.

                                 MARIMBA, INC.
                                     INDEX

                                                                        Page No.
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2000 and
          December 31, 1999                                                    1

          Condensed  Consolidated  Statements  of Operations  and
          Comprehensive Income  (Loss) for the Three and Six Months
          Ended June 30,  2000 and 1999                                        2

          Condensed  Consolidated  Statements  of Cash  Flows for the
          Six Months Ended June 30, 2000 and 1999                              3

          Notes to Condensed Consolidated Financial Statements                 4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7

Item 3.   Qualitative and Quantitative Disclosures About Market Risk          19

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   20

Item 2.   Changes in Securities and Use of Proceeds                           21

Item 3.   Defaults Upon Senior Securities                                     21

Item 4.   Submission of Matters to a Vote of Security Holders                 22

Item 5.   Other Information                                                   22

Item 6.   Exhibits and Reports on Form 8-K                                    22

Signature                                                                     23

Exhibit Index                                                                 24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 MARIMBA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    June 30,        December 31,
                                                      2000             1999  (1)
                                                   ----------       ------------
                                                   (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                         $36,258            $22,263
  Short-term investments                             37,723             42,760
  Accounts receivable, net                           12,571              7,399
  Prepaid expenses and other current assets           1,037              1,085
                                                    -------            -------
     Total current assets                            87,589             73,507
Property and equipment, net                           3,213              2,955
Long-term investments                                 4,463             13,989
Other assets                                            361                 36
                                                    -------            -------
                                                    $95,626            $90,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities           $2,165             $3,143
  Accrued compensation                                3,721              3,279
  Current portion of capital lease obligations
    and equipment advances                               10                 59
  Deferred revenue                                   14,639             11,319
                                                    -------            -------
    Total current liabilities                        20,535             17,800
Long-term portion of capital lease obligations
  and equipment advances, and other long-term
  liabilities                                            76                 48

Stockholders' equity:
  Common stock                                            2                  2
  Additional paid-in capital                         94,397             93,436
  Deferred compensation                                (883)            (1,680)
  Cumulative translation adjustment                     (39)               (22)
  Unrealized loss on investments                       (197)              (239)
  Accumulated deficit                               (18,265)           (18,858)
                                                    --------           --------
    Stockholders' equity                             75,015             72,639
                                                    --------           --------
                                                    $95,626            $90,487

                            See accompanying notes.

(1)Derived  from audited  financial  statements  contained in the Company's Form
10-K.

                                 MARIMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (in thousands, except per share amounts)



                                       Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                        2000       1999         2000       1999
                                       ------------------      ----------------
                                          (unaudited)             (unaudited)

Revenues:
  License                             $9,163     $4,929      $17,224     $9,438
  Service                              2,953      1,958        5,459      3,580
                                      ------     ------      -------     ------
Total revenues                        12,116      6,887       22,683     13,018
Cost of revenues:
  License                                195         77          327        106
  Service                                922        774        1,813      1,409
                                      ------     ------      -------     ------
Total cost of revenues                 1,117        851        2,140      1,515
                                      ------     ------      -------     ------
Gross profit                          10,999      6,036       20,543     11,503
Operating expenses:
  Research and development             2,476      1,918        5,018      3,757
  Sales and marketing                  6,710      4,379       13,624      8,635
  General and administrative           1,475      1,334        2,821      2,190
  Amortization of deferred
    compensation                         205        451          542        629
                                      ------      -----       ------     ------
Total operating expenses              10,866      8,082       22,005     15,211
                                      ------      -----       ------     ------
Income (loss) from operations            133     (2,046)      (1,462)    (3,708)
Interest income, net                   1,150        563        2,204        607
                                      ------     ------       ------     ------
Income (loss) before income taxes      1,283     (1,483)         742     (3,101)
Provision for income taxes                31         28          149         30
                                      ------    -------       ------    -------
Net income (loss)                     $1,252    $(1,511)        $593    $(3,131)


Other comprehensive income (loss):
  Translation adjustment                 (12)        (7)         (17)       (12)
  Unrealized gain (loss) on investments   66       (184)          42       (184)
                                      ------    -------         ----    -------
Comprehensive income (loss)           $1,306    $(1,702)        $617    $(3,327)


Basic earnings (loss) per share         $.05      $(.08)        $.03      $(.20)
Diluted earnings (loss) per share       $.05      $(.08)        $.02      $(.20)


Shares used in per share calculation
   - basic                            23,142     18,910       23,068     15,557
Shares used in per share calculation
   - diluted                          24,739     18,910       24,950     15,557
Pro forma basic and diluted net
   loss per share                                 $(.07)                  $(.16)
Shares used in computing pro forma
   basic and diluted net loss per share          20,828                  19,393


                            See accompanying notes.

                                 MARIMBA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                        Six Months Ended
                                                            June 30,
                                                        2000        1999
                                                        ----------------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income (loss)                                       $593     $(3,131)
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization                         775         576
   Amortization of deferred compensation                 542         629
   Other                                                 (19)        (15)
   Changes in operating assets and liabilities:
     Accounts receivable, net                         (5,172)     (1,078)
     Unbilled receivables                                  -       1,036
     Prepaid expenses and other current assets            49        (306)
     Other assets                                       (298)        298
     Accounts payable and accrued liabilities           (979)        457
     Accrued compensation                                443         202
     Deferred revenue                                  3,320         812
                                                       ------      ------
       Net cash used in operating activities            (746)       (520)
                                                       ------      ------
INVESTING ACTIVITIES
Capital expenditures                                  (1,033)       (700)
Purchases of investments                             (17,245)    (48,585)
Sales of investments                                  31,850       3,099
                                                     -------     --------
   Net cash provided (used) in investing activities   13,572     (46,186)
                                                     -------     --------
FINANCING ACTIVITIES
Repayment of note receivable from officer                  -         160
Proceeds from sale of common stock in initial public
offering, net                                              -      68,110
Proceeds from issuance of common stock, net of
repurchases                                            1,218       1,225
Principal payments on capital lease obligations
and equipment advances                                   (49)       (862)
                                                     --------    --------
   Net cash from financing activities                  1,169       8,633
                                                     --------    --------
Net increase in cash and cash equivalents             13,995      21,927
Cash and cash equivalents at beginning of period      22,263       3,700
                                                     -------     -------
Cash and cash equivalents at end of period           $36,258      25,627


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activities:
   Conversion of redeemable preferred stock to
   common stock                                            -     $18,953

                            See accompanying notes.

                                 MARIMBA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange
Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 27, 2000. Results for the interim periods are not necessarily indicative of results for the fiscal year ending December 31, 2000 or future interim or full-year period.

Net Loss Per Share

     Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share includes the weighted-average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options and are calculated by using the treasury stock method. Pro forma basic and diluted net loss per share, as presented in the statements of operations for the periods prior to Marimba's initial public offering, have been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of the redeemable convertible preferred stock (using the if-converted method) from the original date of issuance.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share:

                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                       2000          1999      2000        1999
                                       ------------------      ----------------
                                         (in thousands, except per share data)


Net income (loss)                        $1,252   $(1,511)     $593     $(3,131)

Weighted-average shares - Basic:
Weighted-average shares of common
 stock outstanding                       23,301    19,888    23,279      16,649
Less weighted-average shares
 subject to repurchase                     (159)     (978)     (211)     (1,092)
                                         -------   -------   -------     -------
Weighted-average shares - Basic          23,142    18,910    23,068      15,557

Effect of dilutive securities:
 Employee stock options                   1,597         -     1,882           -
                                         ------    ------    ------      -------
Weighted average shares - Diluted        24,739    18,910    24,950      15,557

Net income (loss) per share - Basic        $.05     $(.08)     $.03       $(.20)
Net income (loss) per share - Diluted      $.05     $(.08)     $.02       $(.20)

Pro forma:
   Shares used above                               18,910                15,557
   Pro forma adjustment to reflect
   weighted-average effect of the
   assumed conversion of redeemable
   convertible preferred stock                      1,918                 3,836
   Shares used in computing pro forma              -------               -------
   basic and diluted net loss per share            20,828                19,393
   Pro forma basic and diluted net loss per
   share                                            $(.07)                $(.16)

     Weighted average options and warrants outstanding to purchase 3,042,000 and 2,507,000 shares of common stock for the three and six months ended June 30, 1999, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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


Revenue Concentration

     Three customers accounted for 21%, 16% and 13% of revenues in the second quarter of 2000. In the second quarter of 1999, three customers accounted for 14%, 13% and 11% of revenues. In the first six months of 2000, two customers accounted for 13% and 12% of revenues and in the comparable period of 1999, no customer represented more than 10% of revenues.

2.   Legal Matters

Novadigm v. Marimba

     On March 3, 1997, Novadigm, Inc. filed a complaint against us in the U.S. District Court for the Northern District of California, alleging infringement of a patent held by Novadigm (U.S. Patent No. 5,581,764, the "Novadigm Patent"). Novadigm alleges that Marimba's infringement relates to certain methods for updating data and software over a computer network used in the Castanet products. In its complaint, Novadigm requests preliminary and permanent injunctions prohibiting Marimba and other specified persons from making, using or selling any infringing products, as well as damages, costs and attorneys' fees. The complaint also alleges that Marimba has willfully infringed the Novadigm Patent, and seeks up to triple damages pursuant to the U.S. Patent Act.

     On July 22, 1999, the court held a pre-trial conference at which the court canceled the prior September 20, 1999 trial date in this matter. The court then scheduled a trial on our defense of inequitable conduct by Novadigm to begin on November 15, 1999 and stated that at the conclusion of that trial it would schedule a jury trial for the remaining issues, which would include the infringement claims against us and our other defenses. The court separated Marimba's defense that the Novadigm Patent is invalid for inequitable conduct before the U.S. Patent Office from Marimba's other defenses that the Novadigm Patent is invalid on other grounds and that Marimba does not infringe the Novadigm Patent. A trial on Marimba's inequitable conduct defense was held from November 15 to November 18, 1999. In its subsequent findings of fact and conclusions of law, the court found no inequitable conduct and struck Marimba's inequitable conduct defense.

     The trial on Novadigm's infringement claims, and Marimba's remaining invalidity and non-infringement defenses, is scheduled to begin on November 7, 2000. A case management conference is scheduled to be held on September 18, 2000, at which the court may change the trial date. To date, both parties have substantially completed their factual and expert discovery.

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

Marimba v. Novadigm

     On July 30, 1999, Marimba filed a complaint against Novadigm in the U.S. District Court for the Northern District of California alleging infringement by Novadigm of a patent held by us (U.S. Patent No. 5,919,247, the "Marimba Patent"). Our complaint seeks monetary damages, as well as an injunction to prevent Novadigm from making, using or selling infringing software products. Our complaint also alleges that Novadigm has willfully infringed the Marimba Patent and seeks up to triple damages under the U.S. Patent Act.

3.      Subsequent event

     On July 21, 2000, Marimba named John Olsen its President and Chief Executive Officer, succeeding Kim Polese who became Marimba's Chairman and Chief Strategy Officer. Mr. Olsen will also serve as a member of Marimba's Board of Directors. Concurrent with Mr. Olsen's appointment to Marimba's Board of Directors on July 21, 2000, Arthur van Hoff resigned as a Board member.

     As part of his compensation package, Mr. Olsen was awarded on July 21, 2000 a restricted stock bonus of 100,000 shares of Marimba's common stock. These shares will vest over a two-year period, with 50% of the restricted shares becoming vested upon completion of 12 months of continuous service and the remaining 50% becoming vested upon the next period of 12 months of continuous service. Marimba will record deferred compensation of approximately $2.1 million in connection with this restricted stock bonus, representing the aggregate fair market value of the 100,000 shares of Marimba common stock on the date of grant. Marimba plans to amortize the total deferred compensation amount over the 24-month vesting period of the restricted stock bonus grant using a graded vesting method.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Marimba's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below. Additional information about factors that could affect future results and events is included in our fiscal 1999 Form 10-K, the Form 10-Q for our first quarter of 2000, and other reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to Marimba as of the date hereof, and Marimba undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements.

Overview

     Marimba is a leading provider of Internet-based software management solutions that enable companies to expand their market reach, streamline business processes and strengthen relationships with customers, business partners and employees.

     In January 1997, we released our first version of Castanet and since that time have continued to develop and market the Castanet product line and enhance the core Castanet infrastructure with additional Castanet products. In the first half of 2000, Marimba released two products in a new product line called
Timbale. The Timbale products are designed to address many of the server management challenges inherent in thin-client and Web commerce computing environments today. The first Timbale product, Timbale for Server Management, was released for sale in March 2000. The second Timbale product, Timbale for Windows Terminal Services, was released for sale in June 2000. In the second quarter of 2000, revenues from the Timbale products accounted for 21% of total license revenues. There can be no assurance that revenues from the Timbale product line will continue to grow in the future or that the Timbale products will gain widespread market acceptance.

     Revenues to date have been derived primarily from the license of our Castanet and Timbale products and to a lesser extent from maintenance and support, consulting and training services. Customers who license our products generally purchase maintenance contracts, typically covering a 12-month period. Additionally, customers may purchase consulting, which is customarily billed by us at a fixed daily rate plus out-of-pocket expenses. We also offer training services that are billed on a per student or per class session basis.

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

     License revenues are comprised of perpetual or multiyear license fees which are primarily derived from contracts with corporate customers and resellers. We recognize license revenues after execution of a license agreement or receipt of a definitive purchase order and delivery of the product to end-user customers, provided that there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, collectibility is probable, and we have no remaining obligations with regard to installation or implementation of the software. Revenues on arrangements with customers who are not the ultimate users, primarily resellers, are not recognized until the software is sold through to the end user. If the fee due from the customer is not fixed or determinable, revenues are recognized as payments become due from the customer. If collectibility is not considered probable, revenues are recognized when the fee is collected. Advanced payments are recorded as deferred revenue until the products are delivered, services are provided or obligations are met. Service revenues are comprised of revenues from maintenance agreements, consulting and training fees. Revenues from maintenance agreements are recognized on a straight-line basis over the life of the related agreement, which is typically one year. We recognize service revenues from training and consulting as such services are delivered.

     Since inception, Marimba has made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and its products. Despite our revenue growth, we have incurred significant losses since inception and had an accumulated deficit of approximately $18.3 million at June 30, 2000. We believe our success depends on further increasing our customer base and on growth in the Internet services management market. Accordingly, we intend to continue to invest heavily in sales, marketing and research and development.

     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Additionally, despite our sequential quarterly revenue growth to date and our achievement of profitability in the second quarter of 2000, we do not believe that historical growth rates or profitability are necessarily sustainable, nor indicative of future growth or financial results.

Results of Operations

     The following table sets forth certain statements of operations data as a percentage of total revenues for the three and six month periods ended June 30, 2000 and 1999. This data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Marimba's Annual Report on Form 10-K for the year ended December 31, 1999.

                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                       2000          1999      2000        1999
                                       ------------------      ----------------
Consolidated Statement of Operations Data:
Revenues:
  License                                  75.6%     71.6%     75.9%      72.5%
  Service                                  24.4      28.4      24.1       27.5
                                          ------    ------    ------     ------
Total revenues                            100.0     100.0     100.0      100.0
Cost of revenues:
  License                                   1.6       1.1       1.4        0.8
  Service                                   7.6      11.2       8.0       10.8
                                          ------    ------    ------     ------
Total cost of revenues                      9.2      12.3       9.4       11.6
                                          ------    ------    ------     ------
Gross profit                               90.8      87.7      90.6       88.4
Operating expenses:
  Research and development                 20.4      27.8      22.1       28.9
  Sales and marketing                      55.4      63.7      60.1       66.3
  General and administrative               12.2      19.4      12.4       16.8
  Amortization of deferred compensation     1.7       6.5       2.4        4.8
                                          ------    ------    ------     ------
Total operating expenses                   89.7     117.4      97.0      116.8
                                          ------    ------    ------     ------
Income (loss) from operations               1.1     (29.7)     (6.4)     (28.4)
Interest income, net                        9.5       8.2       9.7        4.6
                                          ------    ------    ------     ------
Income (loss) before income taxes          10.6     (21.5)      3.3      (23.8)
Provision for income taxes                 (0.3)     (0.4)     (0.7)      (0.2)
                                          ------    ------    ------     ------
Net income (loss)                          10.3%    (21.9)%     2.6%     (24.0)%


Revenues

     Total revenues for the second quarter of 2000 increased 76% to $12.1 million from $6.9 million in the second quarter of 1999. For the six months ended June 30, 2000, total revenues increased 74% to $22.7 million from $13.0 million in the comparable period of 1999.

     License Revenues. License revenues increased 86% to $9.2 million in the second quarter of 2000 from $4.9 million in the second quarter of 1999. Total license revenues in the six months ended June 30, 2000 increased 82% to $17.2 million from $9.4 million in the comparable period of 1999. Prior to March 31, 2000, substantially all license revenues were derived from sales of our Castanet products. In the second quarter of 2000, revenues from sales of our Timbale products accounted for 21% of total license revenues. The growth of license revenues was due to increased product licenses sold, reflecting higher customer demand for our products, continued diversification of customer uses for our Castanet product line, growth in our sales organization and our launch of the Timbale product line in the first half of 2000.

     Service Revenues. Service revenues include maintenance and support, consulting and training. Service revenues increased 51% to $3.0 million in the second quarter of 2000 from $2.0 million in the second quarter of 1999. As a percentage of total revenues, service revenues decreased to 24% of total revenues in both the three and six month periods ended June 30, 2000 from 28% and 27% in the comparable periods of 1999. The increases in service revenues in absolute amount were due primarily to increased maintenance revenues from a larger installed base of customers and increased revenue from consulting services.

Costs of Revenues

     Cost of License Revenues. Cost of license revenues consists primarily of the fees for third-party software products integrated into our Castanet products and was less than 2% of total revenues in the three and six month periods ended June 30, 2000 and 1999.

     Cost of Service Revenues. Cost of service revenues increased to $992,000 in the second quarter of 2000 from $774,000 in the second quarter of 1999, representing 31% and 40% of service revenue. In the first six months of 2000, cost of service revenues increased to $1.8 million from $1.4 million for the comparable period in 1999, representing 33% and 39% of service revenues, respectively. The increases in cost of service revenues in absolute dollars for the three and six month periods ended June 30, 2000 from the comparable periods of 1999 were due primarily to growth in our customer support organization and an increase in consulting costs commensurate with the increase in consulting revenues. The decreases in cost of service revenues as a percentage of service revenues were primarily due to the economies of scale in our customer support organization, with costs spread over a larger number of maintenance customers.

Operating Expenses

     Research and Development. Research and development expenses increased 29% to $2.5 million in the second quarter of 2000 from $1.9 million in the second quarter of 1999. For the first six months of 2000, research and development expenses increased 34% to $5.0 million from $3.8 million in the comparable period of 1999. The increases in research and development expenses were due to increases in engineering personnel and related employee costs, as well as increases in third-party consulting costs.

     Sales and Marketing. Sales and marketing expenses increased 53% to $6.7 million in the second quarter of 2000 from $4.4 million in the second quarter of 1999. For the first six months of 2000, sales and marketing expenses increased 58% to $13.6 million from $8.6 million in the comparable period of 1999. The increases in sales and marketing expenses were due primarily to growth in our sales and marketing organizations, an increase in sales commissions resulting from increased sales and expansion of our marketing programs and advertising.

     General and Administrative. General and administrative expenses increased 11% to $1.5 million in the second quarter of 2000 from $1.3 million in the second quarter of 1999. For the first six months of 2000, general and administrative expenses increased 29% to $2.8 million from $2.2 million in the comparable period in 1999. The increases in general and administrative expenses were due, in part, to growth of our administrative organizations in support of the overall growth of Marimba. Additionally, we continued to incur significant outside legal costs in connection with our ongoing patent infringement litigation with Novadigm (see Part II, Item 1 - Legal Proceedings herein). We expect to continue to incur significant costs related to this litigation in the future and expect these costs to materially increase in the shorter term as we prepare for and conduct the trial for Novadigm's lawsuit against Marimba, which is currently scheduled to commence on or about November 7, 2000. Additionally, we have incurred legal expenses related to our patent infringement lawsuit against Novadigm and also expect these expenses to increase in the future.

     Deferred Compensation. We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.0 million. Due to cancelled shares, the remaining unamortized deferred compensation amount was reduced by $257,000 in the first quarter of 2000. Deferred compensation is being amortized over the vesting periods of the options using a graded vesting method. We amortized deferred compensation of $1.4 million during fiscal 1999 and $251,000 during fiscal l998. This compensation expense relates to individuals in all operating expense categories. Amortization of deferred compensation was $205,000 and $542,000 for the three and six months ended June 30, 2000, respectively.

     In connection with a restricted stock bonus granted in July 2000 to John Olsen, our newly-appointed President and Chief Executive Officer, Marimba will record additional deferred compensation of approximately $2.1 million, representing the aggregate fair market value of the 100,000 shares of Marimba common stock on the date of grant. Marimba plans to amortize this deferred compensation amount over the 24-month vesting period of the restricted stock bonus grant using a graded vesting method.

     The   amortization   of  deferred   compensation   is   anticipated  to  be
approximately  $1,687,000 for 2000,  $1,474,000 for 2001,  $379,000 for 2002 and
$4,000 for 2003.

     Interest Income, Net. Interest income, net, increased to $1.1 million in the second quarter of 2000 from $563,000 in the second quarter of 1999. For the first six months of 2000, interest income, net, increased to $2.2 million from $607,000 in the comparable period of 1999. The increases are due to higher interest income resulting from the invested cash from our initial public offering completed in May 1999.

Liquidity and Capital Resources

     As  of  June  30,  2000,  our  principal  sources  of  liquidity   included
approximately $36.2 million of cash and cash equivalents and $42.2 million of investments in marketable securities. Net cash used by operating activities was $0.7 million and $0.5 million for the six month periods ended June 30, 2000 and June 30, 1999, respectively. Net cash used in operating activities for the six months ended June 30, 2000 reflects primarily the effect of our net income for the second quarter of 2000, adjusted for non-cash expenses and an increase in deferred revenue, offset partially by an increase in accounts receivable.

     We currently anticipate that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, cash generated from operations, if any, may not be sufficient to satisfy our liquidity requirements. We may therefore need to sell additional equity or raise funds by other means. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.


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

We Have Incurred Losses and May Incur Future Losses

     Our failure to significantly increase our revenues would seriously harm our business and operating results. We have experienced operating losses in each quarterly period through March 31, 2000. Although Marimba recorded net income in the second quarter of 2000, there is no assurance that we will maintain profitability. As of June 30, 2000, we had an accumulated deficit of $18.3 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to significantly increase our quarterly revenues to offset these increasing expenses and maintain profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

Our Quarterly Operating Results Are Volatile and Future Operating Results Remain Uncertain

     Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of our future performance. In the future, our operating results may be below the expectations of securities analysts and investors. Our failure to meet these expectations would likely seriously harm the market price of our common stock. Operating results vary depending on a number of factors, many of which are outside our control.

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

     Despite our sequential revenue growth from the fourth quarter of 1999 through the second quarter of 2000, we generally expect that revenues in the first quarter of each year will be lower than revenues in the fourth quarter of the preceding year due to the annual nature of companies' purchasing and budgeting cycles and the year-to-date structure of our sales incentive program.

     Our expense levels are relatively fixed for a particular quarter and are based, in part, on expectations as to future revenues. As a result, if revenue levels fall below our expectations, our profitability will be adversely affected because only a small portion of our expenses vary with our revenues.

We Expect Significant Increases in Our Operating Expenses

We intend to substantially increase our operating expenses as we:

     * Increase our sales and marketing activities, including expanding our direct sales force;

     *    Increase our research and development activities;

     *    Expand our customer support and professional  services  organizations;
          and

     *    Expand our distribution channels.

     With these additional expenses, we must significantly increase our revenues in order to maintain profitability. These expenses will be incurred before we generate any revenues associated with this increased spending. If we do not significantly increase revenues from these efforts, our business and operating results would be adversely affected.

Our Success Depends on Our Castanet Product Family

     We expect to continue to derive substantial revenues from our Castanet product line and related services. A decline in the price of Castanet or our inability to increase sales of Castanet would seriously harm our business and operating results. We cannot predict Castanet's success. We periodically update Castanet to make improvements and provide additional enhancements. New versions of Castanet may not provide the benefits we expect and could fail to meet customers' requirements or achieve widespread market acceptance. Furthermore, new products such as our recently released Timbale product line could fail to meet customer expectations or achieve widespread market acceptance.

     Our strategy requires Castanet to be highly scalable - in other words, able to rapidly increase deployment size from a limited number of end-users to a very large number of end-users. If we are unable to achieve this level of
scalability,   the   attractiveness  of  our  products  and  services  would  be diminished.

We Need to Grow Our Timbable Product Revenues and Develop and Introduce New Products

     During the second quarter of 2000, revenues from our Timbale product line accounted for 21% of total license revenues. There can be no assurance that the revenues from our Timbale product line will grow, in absolute amount or as a percentage of total license revenues, or that our Timbale products will meet customer expectations or gain widespread market acceptance. To provide a comprehensive Internet infrastructure management solution, we will need to develop and introduce new products which offer functionality that we do not currently provide. We may not be able to develop these technologies and therefore we may not be able to offer a comprehensive Internet infrastructure management solution. In addition, in the past we have experienced delays in new product releases, and we may experience similar delays in the future. If we fail to deploy new product releases on a timely basis, our business and operating results could be seriously harmed.

We Depend on the Growth of Our Customer Base and Increased Business from Our Current Customers

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

     Implementation of our products by large customers may be complex and customers could become dissatisfied if implementation of our products proves difficult, costly or time consuming

     Our products must integrate with many existing computer systems and software programs used by our customers. Integrating with many other computer systems and software programs can be complex, time consuming and expensive and cause delays in the deployment of our products for such customers. Customers could become dissatisfied with our products if implementations prove to be difficult, costly or time consuming and this could negatively impact our ability to sell our products.

We Must Retain and Attract Key Personnel

     Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our President and Chief Executive Officer, John Olsen, our Chairman and Chief Strategy Officer, Kim Polese, and our Chief Technology Officer, Arthur van Hoff. We have in the past lost senior management personnel. For example, in April 2000, we announced that our Chief Financial Officer, Fred Gerson, would resign in October 2000, to be replaced at that time by our current Vice President of Finance. Also, in May 2000, Steve Williams resigned his position as Executive Vice President, Worldwide Sales and Chief Operating Officer.

     We may not be successful in attracting qualified senior management personnel or be able to attract, assimilate and retain other key personnel in the future. None of our senior management or other key personnel is bound by an employment agreement. If we lose additional key employees and are unable to replace them with qualified individuals, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other companies based primarily in the San Francisco Bay Area, we face intense competition for qualified personnel.

We Have a Long Sales Cycle that Depends upon Factors Outside Our Control

     A customer's decision to license our products typically involves a significant commitment of resources and is influenced by the customer's budget cycles. In addition, selling our products requires us to educate potential customers on their use and benefits. As a result, our products have a long sales cycle which can take over six months. We face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant capital expenditures. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

We Depend on Our Relationship with Tivoli

     Pursuant to an agreement that expired in December 1999, Tivoli was a reseller of our products. In addition, we also have an original equipment manufacturer (OEM) agreement with Tivoli under which Tivoli built upon the Castanet infrastructure to develop a product called Cross-Site, which was released in April 1999. Revenues from Tivoli under the OEM agreement are derived from per seat royalties on sales of Cross-Site that contain the Castanet infrastructure. The per seat royalty under the OEM agreement are less than the per seat license fee under our reseller agreement with Tivoli.

     Tivoli has recently accounted for a decreasing percentage of our revenues. During the first half of 2000 and in fiscal 1999 Tivoli accounted for less than 10% of our revenues, as compared to 18% of our revenues in fiscal 1998. The decrease in Tivoli revenues as a percentage of total revenues was due primarily to the growth in Marimba's direct sales compared to a relatively smaller revenue contribution from Tivoli. There is no assurance that royalties from the sale of Cross-Site will be sufficient to replace Tivoli's sales of Castanet or that such revenues will be sustained or grow in the future. Any failure of Cross-Site to achieve widespread market acceptance could significantly harm our business and operating results. Additionally, because Cross-Site is built upon the Castanet infrastructure, we expect Cross-Site to compete with our Castanet products.

Novadigm Has Claimed that We Infringe Its Intellectual Property

     In March, 1997, Novadigm filed a complaint against us in U.S. federal court, alleging infringement by us of a patent held by Novadigm. In July 1999, we filed a complaint against Novadigm in U.S. federal court alleging infringement by Novadigm of a patent held by us. For more information regarding the Novadigm litigation, see Part II, Item 1 - Legal Proceedings of this report.

     Litigation is subject to inherent uncertainties. In addition, cases like this generally involve issues of law that are evolving, presenting further uncertainty. Our defense of the litigation relating to the Novadigm Patent, regardless of the merits of the complaint, has been, and will likely continue to be, time consuming and a diversion for our personnel. In addition, publicity related to this litigation has in the past, and will likely in the future, have a negative impact on the sale of our Castanet products.

     A failure to prevail in the litigation relating to the Novadigm Patent could result in:

     *    Our  paying   monetary   damages,   which  could  be  tripled  if  the
          infringement is found to have been willful;

     * The issuance of a preliminary or permanent injunction requiring us to stop selling Castanet in its current form;

     *    Our  having  to   redesign   Castanet,   which  could  be  costly  and
          time-consuming and could substantially delay Castanet shipments, assuming that a redesign is feasible;

     * Our having to reimburse Novadigm for some or all of its attorneys' fees;

     * Our having to obtain from Novadigm a license to its patent, which license might not be made available to us on reasonable terms, particularly because Novadigm is a competitor; and/or

     * Our having to indemnify our customers against any losses they may incur due to the alleged infringement.

     Any of these results would seriously harm our business and operating results. These same results could also occur with respect to our other products which rely on or are built upon the Castanet infrastructure. Furthermore, we expect to continue to incur substantial costs in defending against this litigation and these costs could increase significantly when the litigation proceeds to trial. It is possible that these costs could substantially exceed our expectations in the shorter term as we prepare for and conduct the trial for this litigation, which we expect to begin on or about November 7, 2000. There also can be no assurance that Novadigm will not assert additional claims against Marimba in the future under the Novadigm Patent or any other patent later issued to Novadigm.

Our Markets Are Highly Competitive

     Our markets are new, rapidly evolving and highly competitive, and we expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position could seriously harm our business and operating results. We encounter competition from a number of sources, including:

     *    Sellers  of   enterprise-wide   management   systems,   which  include
          electronic software distribution;

     * Companies that market products that support the distribution of software applications and content; and

     *    Desktop software management suites.

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

     Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have more extensive customer bases and broader customer relationships that they could leverage, including relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional service organizations than we do. In addition, these companies may adopt aggressive pricing policies which we are unable to match. In the past, we have lost potential customers to competitors for various reasons, including lower prices.

Protection of Our Intellectual Property Is Limited

     We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. For example, on July 30, 1999 we filed a complaint against Novadigm alleging patent infringement (see Part II, Item 1 - Legal Proceedings). Such litigation could result in substantial costs and diversion of resources and could seriously harm our business and operating results. The lawsuit is at a preliminary stage, and we cannot assure you that the outcome of this litigation will be favorable to us. In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States.

We May Be Found to Infringe Proprietary Rights of Others

     Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, or limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the proprietary rights of others. Furthermore, companies in the software market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

     * Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     * Obtain a license from the holder of the infringed intellectual property right; and

     *    Redesign products or services.

     In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. For a description of our current litigation with Novadigm, Inc. please see Part II, Item 1 - Legal Proceedings in this report.

We Depend upon Third-Party Distribution Relationships and Need to Develop New Relationships

     We have a limited number of distribution relationships and we may not be able to increase our number of distribution relationships or maintain our existing relationships. For example, Netscape, a former reseller of our products, accounted for a significant amount of our revenues in 1998 and 1997, but is no longer a reseller of our products.

     Our current agreements with our channel partners do not prevent these companies from selling products of other companies, including products that may compete with our products, and do not generally require these companies to purchase minimum quantities of our products. These distributors could give higher priority to the products of other companies or to their own products, than they give to our products. In addition, sales through these channels generally result in lower fees to Marimba than direct sales. As a result, while the loss of, or significant reduction in sales volume to any of our current or future distribution partners could seriously harm our revenues and operating results, a significant increase in sales through these channels could also negatively impact our gross margins.

We Need to Develop and Expand Our Sales, Marketing and Distribution Capabilities

     We need to expand our marketing and direct sales operations in order to increase market awareness of our products, market our products to a greater number of enterprises and generate increased revenues. Recently, we have not been able to hire employees as quickly as planned. In particular, competition for qualified sales personnel is intense and we may not be able to hire enough qualified sales personnel in the future. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New hires require extensive training and typically take at least six months to achieve full productivity. In addition, we have limited experience marketing our products broadly to a large number of potential customers.

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

     We expect our total service revenues to increase as we continue to provide support, consulting and training services that complement our products and as our installed customer base grows. This could negatively impact our gross margin because margins on revenues derived from services are generally lower than gross margins on revenues derived from the license of our products.

Expanding  Internationally  Is  Expensive,  We May  Receive No Benefit  from Our
Expansion  and  Our   International   Operations  Are  Subject  to  Governmental
Regulation

     We plan to increase our international sales force and operations. However, we may not be successful in increasing our international sales. In addition, our international business activities are subject to a variety of risks, including the adoption of or changes in laws, currency fluctuations, actions by third parties and political and economic conditions that could restrict or eliminate our ability to do business in foreign jurisdictions. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

     Export clearances, and in some cases, import clearances must be obtained before our products can be distributed internationally. Current or new government laws and regulations, or the application of existing laws and regulations, could expose us to significant liabilities, significantly slow our growth and seriously harm our business and operating results.

We Must Manage Our Growth and Expansion

     Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could seriously harm our business and operating results. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, engineering, finance, legal, marketing, sales and operations organizations. In addition, our growth has resulted, and any future growth will result, in increased responsibilities for management personnel.

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

Software Defects in Our Products Would Harm Our Business

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

We Face Risks Associated with Potential Acquisitions

     We may make acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management's
attention,   loss  of  key  employees  of  acquired  companies  and  substantial transaction costs. Some of the products acquired may require significant additional development before they can be marketed and may not generate revenue at anticipated levels. Moreover, future acquisitions by us may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant amortization expense. Any of these problems or factors could seriously harm our business, financial condition and operating results.

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

PART II.        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Novadigm v. Marimba

     On March 3, 1997, Novadigm filed a complaint against us in the U.S. District Court for the Northern District of California, alleging infringement by us of a patent held by Novadigm (U.S. Patent No. 5,581,764, the "Novadigm Patent"). Novadigm alleges that our infringement relates to specific methods for updating data and software over a computer network that we use in our Castanet products. Novadigm later identified claims 1, 4, 5, 23, 24, 25, 31, 33 and 34 of the Novadigm Patent as being infringed. In its complaint, Novadigm requests preliminary and permanent injunctions prohibiting us and other specified persons from making, using or selling any infringing products, and claims damages, costs and attorneys' fees. The complaint also alleges that we have willfully infringed the Novadigm Patent and seeks up to triple damages under the U.S. Patent Act.

     On May 2, 1997, we filed our answer to Novadigm's complaint and filed a counterclaim against Novadigm. Our answer denies Novadigm's allegations and asserts defenses to Novadigm's claim. Our counterclaim seeks a declaratory judgment that we do not infringe the Novadigm Patent and that the Novadigm Patent is invalid and unenforceable.

     On August 25, 1997 and January 26, 1998, we filed motions for summary adjudication asking the court to rule that one of the relevant claims of the Novadigm Patent is invalid, because it was anticipated by two prior art references. The court denied our motions in part, because: (1) discovery was ongoing; (2) the court had not had an opportunity to construe the relevant language in the Novadigm Patent; and (3) the court found there were triable issues of fact as to the disclosures in those references.

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

     During March and April 1999, Marimba and Novadigm each filed three dispositive motions in advance of the April 9, 1999 deadline for filing dispositive motions in this case. We filed two motions seeking summary judgment that different versions of Castanet do not infringe the Novadigm Patent and a motion seeking summary judgment that the Novadigm Patent is invalid because it was anticipated by a prior art reference. Novadigm filed three motions seeking to limit certain defenses we could raise at trial. The court denied all of Marimba's and all of Novadigm's dispositive motions without a hearing. On May 1, 2000, Marimba filed a motion seeking summary judgment that the claims Novadigm asserts to be infringed in this action are invalid for failure by the inventors of the Novadigm Patent to disclose their best mode of making and using the claimed invention. A court denied Marimba's motion after a hearing.

     On July 22, 1999, the court held a pre-trial conference at which the court canceled the prior September 20, 1999 trial date in this matter. The court then scheduled a trial on our defense of inequitable conduct by Novadigm to begin on November 15, 1999 and stated that at the conclusion of that trial it would schedule a jury trial for the remaining issues, which would include the infringement claims against us and our other defenses. The court separated Marimba's defense that the Novadigm Patent is invalid for inequitable conduct before the U.S. Patent Office from Marimba's other defenses that the Novadigm Patent is invalid on other grounds and that Marimba does not infringe the Novadigm Patent. A trial on Marimba's inequitable conduct defense was held from November 15 to November 18, 1999. In its subsequent findings of fact and conclusions of law, the court found no inequitable conduct and struck Marimba's inequitable conduct defense.

     The trial on Novadigm's infringement claims, and Marimba's remaining invalidity and non-infringement defenses, is scheduled to begin on November 7, 2000. A case management conference is scheduled to be held on September 18, 2000, at which the court may change the trial date. To date, both parties have substantially completed their factual and expert discovery.

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

     A failure to prevail in the litigation could result in:

     *    our  paying   monetary   damages,   which  could  be  tripled  if  the
          infringement is found to have been willful, and which may include paying an ongoing royalty to Novadigm for the sales of Castanet products or paying lost profits to Novadigm for particular sales in which we competed with Novadigm and closed a sale;

     * the issuance of a preliminary or permanent injunction requiring us to stop selling Castanet in its current form;

     * our having to redesign Castanet, which could be costly and time consuming and could substantially delay Castanet shipments, assuming that a redesign is feasible;

     * our having to reimburse Novadigm for some or all of its attorneys' fees;

     * our having to obtain from Novadigm a license to its patent, which license might not be made available to us on reasonable terms, particularly because Novadigm is a competitor; and/or

     * our having to indemnify our customers against any losses they may incur due to the alleged infringement.

     Any of these results would seriously harm our business and operating results. Furthermore, we expect to continue to incur substantial costs in defending against this litigation and these costs could increase significantly if our dispute goes to trial. It is possible that these costs could substantially exceed our expectations in future periods.

Marimba v. Novadigm

     On July 30, 1999, Marimba filed a complaint against Novadigm in the U.S. District Court for the Northern District of California alleging infringement by Novadigm of a patent held by us (U.S. Patent No. 5,919,247, the "Marimba Patent"). Our complaint seeks monetary damages, as well as an injunction to prevent Novadigm from making, using or selling infringing software products. Our complaint also alleges that Novadigm has willfully infringed the Marimba Patent and seeks up to triple damages under the United States Patent Act. The lawsuit is at a preliminary stage, and we cannot assure you that the outcome of this litigation will be favorable to us. In addition, due to the inherent uncertainties in litigation we cannot determine the total expense or other harm that we may incur as a result of litigation, arbitration or settlement of our dispute with Novadigm.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At  Marimba's   Annual  Meeting  of  Stockholders  on  June  8,  2000,  our
stockholders voted on the following proposals:

     1.   Proposal to elect directors:

                                       For             Withheld         Unvoted
                                   ----------          --------         -------
          Kim K. Polese            19,695,464           25,700              0
          Arthur A. van Hoff       19,699,422           21,742              0
          Steven P. Williams       19,699,422           21,742              0
          Aneel Bhusri             19,699,422           21,742              0
          Raymond J. Lane          19,699,422           21,742              0
          Douglas J. MacKenzie     19,699,422           21,742              0
          Stratton D. Sclavos      19,699,422           21,742              0


     2. Proposal to ratify the selection of Ernst & Young LLP as Marimba's independent auditors for the fiscal year ending December 31, 2000:

          For:                     19,707,913
          Against:                      5,501
          Abstain:                      7,750
          Unvoted:                          0


ITEM 5. OTHER INFORMATION.

     On July 21, 2000, John F. Olsen was appointed President and Chief Executive Officer of Marimba and Kim K. Polese became Marimba's Chairman and Chief Strategy Officer. Mr. Olsen also was appointed a member of the Board of Directors on such date. Concurrent with Mr. Olsen's addition to the Board of Directors, Arthur A. van Hoff resigned as a Board member. Mr. van Hoff will continue in his current role as Chief Technology Officer of Marimba.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.


Exhibit No.    Description
-----------    -----------
27.1           Financial Data Schedule for the period ended June 30, 2000.



(b)     Reports on Form 8-K.

     On July 25, 2000, Marimba filed a report on Form 8-K to report under Item 5 the appointment of John F. Olsen as President and Chief Executive Officer and a Board member, as well as the material compensatory terms of his employment with Marimba.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MARIMBA, INC.



Date:   August 11, 2000       By:   /s/ Fred M. Gerson
                                    -----------------------------------------
                                    Fred M. Gerson
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------
27.1            Financial Data Schedule for the period ended June 30, 2000.