Form 10-Q
period 2000-09-30
MARIMBA INC
filed 2000-11-14
CIK 1078295

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _____________________

                                   FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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
     The number of shares outstanding of the Registrant's Common Stock as of October 31, 2000 was 23,528,125.

                                 MARIMBA, INC.
                                     INDEX

                                                                        Page No.
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2000
         and December 31, 1999                                             1

         Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the Three and Nine Months Ended
         September 30, 2000 and 1999                                       2

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2000 and 1999                     3

         Notes to Condensed Consolidated Financial Statements              4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               6

Item 3.  Qualitative and Quantitative Disclosures About Market Risk       17


Part II. Other Information

Item 1.  Legal Proceedings                                                18

Item 2.  Changes in Securities and Use of Proceeds                        18

Item 3.  Defaults Upon Senior Securities                                  18

Item 4.  Submission of Matters to a Vote of Security Holders              18

Item 5.  Other Information                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 18


Signature                                                                 19


Exhibit Index                                                             20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 MARIMBA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                      September 30, December 31,
                                                          2000       1999  (1)
                                                      ------------  ------------
                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...............................$ 36,032  $ 22,263
     Short-term investments ................................  37,043    42,760
     Accounts receivable, net ..............................   7,692     7,399
     Prepaid expenses and other current assets .............   1,273     1,085
                                                              ------    ------
          Total current assets .............................  82,040    73,507
Property and equipment, net ................................   3,387     2,955
Long-term investments ......................................   5,510    13,989
Other assets ...............................................     361        36
                                                              ------    ------
                                                            $ 91,298  $ 90,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ..............$  5,596  $  3,143
     Accrued compensation ..................................   4,931     3,279
     Current portion of capital lease obligations and
       equipment advances ..................................       4        59
     Deferred revenue ......................................  12,558    11,319
                                                              ------    ------
          Total current liabilities ........................  23,089    17,800
Long-term portion of capital lease obligations and equipment
  advances, and other long-term liabilities ................     116        48

Stockholders' equity:
     Common stock ..........................................       2         2
     Additional paid-in capital ............................  94,750    93,436
     Deferred compensation .................................    (298)   (1,680)
     Cumulative translation adjustment .....................     (43)      (22)
     Unrealized loss on investments ........................     (66)     (239)
     Accumulated deficit ................................... (26,252)  (18,858)
                                                              ------    ------
          Stockholders' equity .............................  62,093    72,639
                                                              ------    ------
                                                            $ 91,298  $ 90,487

                            See accompanying notes.


(1) Derived from audited financial statements contained in the Marimba's Form 10-K.

                                 MARIMBA, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)


                                                                    Three Months Ended             Nine Months Ended
                                                                      September 30,                  September 30,
                                                                    ------------------             -----------------
                                                                    2000         1999              2000         1999
                                                                    ----         ----              ----         ----
                                                                       (unaudited)                    (unaudited)

Revenues:
     License ..................................................   $  6,560      $  6,297      $  23,784      $  15,735
     Service ..................................................      3,548         2,032          9,007          5,612
                                                                    ------        ------         ------         ------
Total revenues ................................................     10,108         8,329         32,791         21,347
Cost of revenues:
     License ..................................................        116            28            443            134
     Service ..................................................      1,064           771          2,877          2,180
                                                                    ------        ------         ------         ------
Total cost of revenues ........................................      1,180           799          3,320          2,314
                                                                    ------        ------         ------         ------
Gross profit ..................................................      8,928         7,530         29,471         19,033
Operating expenses:
     Research and development .................................      2,856         2,305          7,874          6,062
     Sales and marketing ......................................      6,987         5,000         20,611         13,635
     General and administrative ...............................      7,691         1,327         10,512          3,517
     Amortization of deferred compensation ....................        585           416          1,127          1,045
                                                                    ------        ------         ------         ------
Total operating expenses ......................................     18,119         9,048         40,124         24,259
                                                                    ------        ------         ------         ------
Loss from operations ..........................................     (9,191)       (1,518)       (10,653)        (5,226)
Interest income, net ..........................................      1,205           938          3,409          1,545
                                                                    ------        ------         ------         ------
Loss before income taxes ......................................     (7,986)         (580)        (7,244)        (3,681)
Provision for income taxes ....................................          -             -            150             30
                                                                    ------        ------         ------         ------
Net loss ......................................................   $ (7,986)     $   (580)     $  (7,394)     $  (3,711)

Other comprehensive loss:
     Translation adjustment ...................................         (4)            3            (21)           (11)
     Unrealized gain (loss) on investments ....................        130            20            172           (164)
                                                                    ------        ------         ------         ------
Comprehensive loss ............................................   $ (7,860)     $   (557)     $  (7,243)     $  (3,886)

Basic and diluted loss per share ..............................   $   (.34)     $   (.03)     $    (.32)     $    (.21)

Shares used in per share calculation - basic and diluted ......     23,255        22,336           23,13        17,817
Pro forma basic and diluted net loss per share ................                                              $    (.18)
Shares used in computing pro forma basic and diluted
  net loss per share ..........................................                                                 20,374


                            See accompanying notes.

                                 MARIMBA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                       -----------------
                                                                       2000         1999
                                                                       ----         ----
                                                                          (unaudited)

OPERATING ACTIVITIES
Net loss ........................................................  $  (7,394)  $  (3,711)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization ..............................      1,184         906
     Amortization of deferred compensation ......................      1,127       1,045
     Other ......................................................        (20)        (11)
     Changes in operating assets and liabilities:
       Accounts receivable, net .................................       (293)     (6,874)
       Unbilled receivables .....................................          -       1,036
       Prepaid expenses and other current assets ................       (188)       (487)
       Other assets .............................................       (258)        298
       Accounts payable and accrued liabilities .................      2,453         170
       Accrued compensation .....................................      1,651       1,381
       Deferred revenue .........................................      1,239       3,996
                                                                      ------      ------
          Net cash used in operating activities .................       (499)     (2,251)
                                                                      ------      ------
INVESTING ACTIVITIES
Capital expenditures ............................................     (1,616)     (1,099)
Purchases of investments ........................................    (21,640)    (54,658)
Sales of investments ............................................     36,010       6,999
                                                                      ------      ------
          Net cash provided (used) in investing activities ......     12,754     (48,758)
                                                                      ------      ------
FINANCING ACTIVITIES
Repayment of note receivable from officer .......................          -         160
Proceeds from sale of common stock in initial public
  offering, net .................................................          -      68,075
Proceeds from issuance of common stock, net of repurchases ......      1,569       1,225
Principal payments on capital lease obligations and
  equipment advances ............................................        (55)       (894)
                                                                      ------      ------
          Net cash provided from financing activities ...........      1,514      68,566
                                                                      ------      ------
Net increase in cash and cash equivalents .......................     13,769      17,557
Cash and cash equivalents at beginning of period ................     22,263       3,700
                                                                      ------      ------
Cash and cash equivalents at end of period ......................  $  36,032   $  21,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Non-cash financing activities:
    Conversion of redeemable preferred stock to common
       stock ....................................................          -   $  18,953


                            See accompanying notes.

                                 MARIMBA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange
Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 27, 2000. Results for the interim periods are not necessarily indicative of results for the fiscal year ending December 31, 2000 or future interim or full-year periods.

Net Loss Per Share

     Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share includes the weighted-average number of common share equivalents outstanding during the period if dilutive. Dilutive common share equivalents consist of employee stock options and are calculated by using the treasury stock method. Pro forma basic and diluted net loss per share, as presented in the statements of operations for the periods prior to Marimba's initial public offering, have been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of the redeemable convertible preferred stock (using the if-converted method) from the original date of issuance.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share:


                                                          Three Months Ended      Nine Months Ended
                                                             September 30,          September 30,
                                                          ------------------      -----------------
                                                            2000        1999      2000         1999
                                                            ----        ----      ----         ----

(in thousands, except per share data)

Net  loss ............................................   $ (7,986)   $   (580)   $ (7,394)   $ (3,711)

Weighted-average shares - Basic:
Weighted-average shares of common stock outstanding ..     23,353      23,018      23,303      18,772
Less weighted-average shares subject to repurchase ...        (98)       (682)       (173)       (955)
                                                           ------      ------      ------      ------
Weighted-average shares - Basic and diluted ..........     23,255      22,336      23,130      17,817

Net loss per share - Basic and diluted ...............   $   (.34)   $   (.03)   $   (.32)   $   (.21)

Pro forma:
     Shares used above ...............................                                         17,817
     Pro forma adjustment to reflect weighted-average
        effect of the assumed conversion of redeemable
        convertible preferred stock ..................                                          2,557
                                                                                               ------
     Shares used in computing pro forma basic and
        diluted net loss per share ...................                                         20,374
                                                                                               ------
     Pro forma basic and diluted net loss per share ..                                       $   (.18)


     Marimba has excluded all redeemable convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Marimba from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Weighted average options and warrants outstanding to purchase 5,395,000 and 4,229,000 shares of common stock for the three and nine months ended September 30, 2000, respectively, and 3,050,000 and 2,688,000 shares for the three and nine months ended September 30, 1999, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

     Revenue recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair value of the elements, such as software products, maintenance and support, and consulting services. The determination of fair value is based on objective evidence, which is specific to Marimba.

     Service revenues are comprised of revenue from maintenance agreements, consulting fees and training fees. Software maintenance agreements provide technical support and the right to unspecified upgrades on an if-and-when available basis.

     Service revenues from training and consulting are recognized upon completion of the work to be performed. Revenue from maintenance agreements is deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year.

Revenue Concentration

     Two customers accounted for 30% and 10% of revenues in the third quarter of 2000. In the third quarter of 1999, three customers accounted for 17%, 16% and 14% of revenues. In the first nine months of 2000, two customers accounted for 10% each of revenues, and in the comparable period of 1999, one customer represented 11% of revenues.

2.   Legal Matters

     On March 3, 1997, Novadigm, Inc. filed a complaint against us in the U.S. District Court for the Northern District of California alleging infringement of a patent held by Novadigm (U.S. Patent No. 5,581,764, the "Novadigm Patent"). On July 30, 1999, Marimba filed a complaint against Novadigm in the U.S. District Court for the Northern District of California alleging infringement by Novadigm of a patent held by us (U.S. Patent No. 5,919,247, the "Marimba Patent"). On November 10, 2000, Marimba and Novadigm executed a memorandum of understanding
(MOU) settling both actions. Pursuant to the MOU, the parties have agreed to dismiss both actions without prejudice and to enter into a final settlement agreement to be drafted within a reasonable period of time following the execution date of the MOU. If no final settlement agreement is executed, the MOU shall remain binding on both parties. Under the MOU, the other terms of the settlement are confidential.

3.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("FAS 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" ("FAS 137"), which amends FAS 133 to be effective for fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended by FAS 137 and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires Marimba to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of asset, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Marimba does not currently hold any derivatives and does not expect this pronouncement to impact the results of its operations.

     In April 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. Marimba believes that upon implementation, FIN 44 will not have a significant effect on its financial condition or results of operations.

4.   Subsequent Event

     On November 10, 2000, Marimba settled its pending patent disputes with Novadigm, Inc. See Note 2.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Marimba's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below. Additional information about factors that could affect future results and events is included in our fiscal 1999 Form 10-K, the Form 10-Q for our first and second quarters of 2000, and other reports or submissions filed with the Securities and Exchange Commission. All forward-looking statements in this report are based on information available to Marimba as of the date hereof, and Marimba undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements.

Overview

     Marimba is a leading provider of Internet-based software management solutions that enable companies to expand their market reach, streamline business processes and strengthen relationships with customers, business partners and employees.

     In January 1997, we released our first version of Castanet and since that time have continued to develop and market the Castanet product line and enhance the core Castanet infrastructure with additional Castanet products. In the first half of 2000, Marimba released two products in a new product line called
Timbale. The Timbale products are designed to address many of the server management challenges inherent in thin-client and Web commerce computing environments today. The first Timbale product, Timbale for Server Management, was released for sale in March 2000. The second Timbale product, Timbale for Windows Terminal Services, was released for sale in June 2000. In the second and third quarters of 2000, revenues from the Timbale products accounted for 21% and 9%, respectively, of total license revenues. There can be no assurance that revenues from the Timbale product line will grow in the future or that the Timbale products will gain widespread market acceptance.

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

     Since inception, Marimba has made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and its products. We have incurred significant losses since inception and had an accumulated deficit of approximately $26.3 million at September 30, 2000. We believe that our success depends on further increasing our customer base and on growth in the Internet services management market. Accordingly, we intend to continue to invest heavily in sales, marketing and research and development.

     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance, growth or financial results. Additionally, we do not believe that historical growth rates or profitability are necessarily sustainable, nor indicative of future growth or financial results.

Results of Operations

     The following table sets forth certain statements of operations data as a percentage of total revenues for the three and nine month periods ended September 30, 2000 and 1999. This data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Marimba's Annual Report on Form 10-K for the year ended December 31, 1999.

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                          ------------------  -----------------
                                            2000       1999     2000      1999
                                            ----       ----     ----      ----


Consolidated Statement of Operations Data:
Revenues:
  License .............................      64.9%     75.6%     72.5%    73.7%
  Service .............................      35.1      24.4      27.5     26.3
                                            -----     -----     -----    -----
Total revenues ........................     100.0     100.0     100.0    100.0
Cost of revenues:
  License .............................       1.1       0.3       1.3      0.6
  Service .............................      10.6       9.3       8.8     10.2
                                            -----     -----     -----    -----
Total cost of revenues ................      11.7       9.6      10.1     10.8
                                            -----     -----     -----    -----
Gross profit ..........................      88.3      90.4      89.9     89.2
Operating expenses:
  Research and development ............      28.3      27.7      24.0     28.4
  Sales and marketing .................      69.1      60.0      62.9     63.9
  General and administrative ..........      76.1      15.9      32.1     16.5
  Amortization of deferred compensation       5.7       5.0       3.4      4.9
                                            -----     -----     -----    -----
Total operating expenses ..............     179.2     108.6     122.4    113.7
                                            -----     -----     -----    -----
Loss from operations ..................     (90.9)    (18.2)    (32.5)   (24.5)
Interest income, net ..................      11.9      11.2      10.4      7.3
                                            -----     -----     -----    -----
Loss before income taxes ..............     (79.0)     (7.0)    (22.1)   (17.2)
Provision for income taxes ............      (0.0)     (0.0)      0.5     (0.1)
                                            -----     -----     -----    -----
Net Loss ..............................     (79.0)%    (7.0)%   (22.6)%  (17.4)%


Revenues

     Total revenues for the third quarter of 2000 increased 21% to $10.1 million from $8.3 million in the third quarter of 1999. For the nine months ended September 30, 2000, total revenues increased 54% to $32.8 million from $21.3 million in the comparable period of 1999.

     License Revenues. License revenues increased 4% to $6.6 million in the third quarter of 2000 from $6.3 million in the third quarter of 1999. Total license revenues in the nine months ended September 30, 2000 increased 51% to $23.8 million from $15.7 million in the comparable period of 1999. Prior to March 31, 2000, substantially all license revenues were derived from sales of our Castanet products. In the third quarter of 2000, revenues from sales of our Timbale products accounted for 9% of total license revenues. The growth of license revenues for the nine month period in 2000 was due to increased product licenses sold, reflecting higher customer demand for our Castanet products and the introduction of the Timbale products and growth in our sales organization.

     Service Revenues. Service revenues include maintenance and support, consulting and training. Service revenues increased 75% to $3.5 million in the third quarter of 2000 from $2.0 million in the third quarter of 1999. As a percentage of total revenues, service revenues increased to 35% and 27% for the three and nine month periods ended September 30, 2000, respectively, from 24% and 26% in the comparable periods of 1999. The increases in service revenues in absolute amount were due primarily to increased maintenance revenues from a larger installed base of customers and increased revenue from consulting services.

Costs of Revenues

     Cost of License Revenues. Cost of license revenues consists primarily of the fees for third-party software products integrated into our Castanet products and was less than 2% of total revenues in the three and nine month periods ended September 30, 2000 and 1999.

     Cost of Service Revenues. Cost of service revenues increased to $1.1 million in the third quarter of 2000 from $771,000 in the third quarter of 1999, representing 30% and 38% of service revenue, respectively. In the first nine months of 2000, cost of service revenues increased to $2.9 million from $2.2 million for the comparable period in 1999, representing 32% and 39% of service revenues, respectively. The increases in cost of service revenues in absolute dollars for the three and nine month periods ended September 30, 2000 from the comparable periods of 1999 were due primarily to growth in our customer support organization and an increase in consulting costs commensurate with the increase in consulting revenues. The decreases in cost of service revenues as a percentage of service revenues were primarily due to the economies of scale in our customer support organization, with costs spread over a larger number of maintenance customers.

Operating Expenses

     Research and Development. Research and development expenses increased 24% to $2.9 million in the third quarter of 2000 from $2.3 million in the third quarter of 1999. For the first nine months of 2000, research and development expenses increased 30% to $7.9 million from $6.1 million in the comparable period of 1999. The increases in research and development expenses were due to increases in engineering personnel and related employee costs, as well as increases in third-party consulting costs.

     Sales and Marketing. Sales and marketing expenses increased 40% to $7.0 million in the third quarter of 2000 from $5.0 million in the third quarter of 1999. For the first nine months of 2000, sales and marketing expenses increased 51% to $20.6 million from $13.6 million in the comparable period of 1999. The increases in sales and marketing expenses were due primarily to growth in our sales and marketing organizations, an increase in sales commissions resulting from increased sales and expansion of our marketing programs and advertising.

     General and Administrative. General and administrative expenses increased 480% to $7.7 million in the third quarter of 2000 from $1.3 million in the third quarter of 1999. For the first nine months of 2000, general and administrative expenses increased 199% to $10.5 million from $3.5 million in the comparable period in 1999. The primary reasons for the increase in both the three and nine month periods were the settlement of our pending patent disputes with Novadigm, Inc., a $2.1 million reserve established in the third quarter of 2000 for a potential credit loss from a customer, and the growth of our administrative organization in support of the overall growth of Marimba. Additionally, we incurred significant outside legal costs in connection with our pending patent disputes with Novadigm (see Part II, Item 1 - Legal Proceedings herein).

     Deferred Compensation. We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.0 million. Due to cancelled shares, the remaining unamortized deferred compensation amount was reduced by $257,000 in the first quarter of 2000. Deferred compensation is being amortized over the vesting periods of the options using a graded vesting method. We amortized deferred compensation of $1.4 million during fiscal 1999 and $251,000 during fiscal l998. This compensation expense relates to individuals in all operating expense categories. Amortization of deferred compensation was $585,000 and $1.1 million for the three and nine months ended September 30, 2000, respectively.

     In connection with a restricted stock bonus granted in July 2000 to an officer, Marimba recorded additional deferred compensation of approximately $2.1 million, representing the aggregate fair market value of the 100,000 shares of Marimba common stock on the date of grant. Marimba plans to amortize this deferred compensation amount over the 24-month vesting period of the restricted stock bonus grant using a graded vesting method.

     The   amortization   of  deferred   compensation   is   anticipated  to  be
approximately  $1,687,000 for 2000,  $1,474,000 for 2001,  $379,000 for 2002 and
$4,000 for 2003.

     Interest Income, Net. Interest income, net, increased to $1.2 million in the third quarter of 2000 from $938,000 in the third quarter of 1999. For the first nine months of 2000, interest income, net, increased to $3.4 million from $1.5 million in the comparable period of 1999. The increases are due to higher interest income resulting from the invested cash from our initial public offering completed in May 1999.

Liquidity and Capital Resources

     As of September 30, 2000, our principal sources of liquidity included approximately $36.0 million of cash and cash equivalents and $42.6 million of investments in marketable securities. Net cash used by operating activities was $0.5 million and $2.3 million for the nine month periods ended September 30, 2000 and September 30, 1999, respectively. Net cash used in operating activities for the nine months ended September 30, 2000 reflects primarily the effect of our net loss for the period, adjusted for non-cash expenses and a decrease in accounts payable and accrued liabilities, and offset partially by an increase in deferred revenue and accrued compensation.

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

We Have Incurred Losses and May Incur Future Losses

     Our failure to significantly increase our revenues would seriously harm our business and operating results. With the exception of the second quarter of 2000, we have experienced operating losses in each quarter since our inception. Although Marimba recorded net income in the second quarter of 2000, there is no assurance that we will again reach profitability. As of September 30, 2000, we had an accumulated deficit of $26.3 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to significantly increase our quarterly revenues to offset these increasing expenses and return to profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

Fluctuations in Quarterly Operating Results and Absence of Significant Backlog

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

     A substantial portion of our revenues for most quarters has been booked in the last month of the quarter and the magnitude of quarterly fluctuations in operating results may not become evident until late in or even at the end of a particular quarter. In addition, we anticipate that the size of customer orders may increase as we focus on larger business accounts. As a result, a delay in recognizing revenue, even from just one account, could have a significant negative impact on our operating results. In the past, a significant portion of our sales have been realized near the end of a quarter. A delay in an anticipated sale past the end of a particular quarter could negatively impact our operating results.

     Despite our sequential revenue growth from the fourth quarter of 1999 through the first quarter of 2000, we generally expect that revenues in the first quarter of each year will be lower than revenues in the fourth quarter of the preceding year due to the annual nature of companies' purchasing and budgeting cycles and the year-to-date structure of our sales incentive program.

     Our expense levels are relatively fixed for a particular quarter and are based, in part, on expectations as to future revenues. As a result, if revenue levels fall below our expectations for a particular quarter, our operating results will be adversely affected because only a small portion of our expenses vary with our revenues. We have historically operated with little product backlog, because our products are generally delivered as orders are received. As a result, revenue in any quarter will depend on the volume and timing, and the ability to fill, orders received in that quarter.

We Expect Significant Increases in Our Operating Expenses

     We intend to substantially increase our operating expenses as we:

     - Increase our sales and marketing activities, including expanding our direct sales force;

     -    Increase our research and development activities;

     -    Expand our customer support and professional  services  organizations;
          and

     -    Expand our distribution channels.

     With these additional expenses, we must significantly increase our revenues in order to return to profitability. These expenses will be incurred before we generate any revenues associated with this increased spending. If we do not significantly increase revenues from these efforts, our business and operating results would be adversely affected.

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

We Need to Grow Our Timbale Product Revenues and Develop and Introduce New Products and Services

     During the third quarter of 2000, revenues from our Timbale product line accounted for 9% of total license revenues compared to 21% in the second quarter. There can be no assurance that the revenues from our Timbale product line will grow, in absolute amount or as a percentage of total license revenues, or that our Timbale products will meet customer expectations or gain widespread market acceptance. To provide a comprehensive Internet infrastructure management solution, we will need to develop and introduce new products and services, which offer functionality that we do not currently provide. We may not be able to develop these technologies and therefore we may not be able to offer a comprehensive Internet infrastructure management solution. In addition, in the past we have experienced delays in new product releases, and we may experience similar delays in the future. If we fail to deploy new product releases on a timely basis, our business and operating results could be seriously harmed.

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

We Must Retain and Attract Key Personnel

     Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our President and Chief Executive Officer, John Olsen, our Chairman and Chief Strategy Officer, Kim Polese, and our Chief Technology Officer, Arthur van Hoff. We have in the past lost senior management personnel. For example, in October 2000, Bob Maynard resigned his position as Vice President, Worldwide Sales. Several members of our senior management are relatively new to Marimba, and our success will depend in part on the successful assimilation and performance of these individuals.

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

We Have a Long Sales Cycle that Depends upon Factors Outside Our Control

     A customer's decision to license our products typically involves a significant commitment of resources and is influenced by the customer's budget cycles. In addition, selling our products requires us to educate potential customers on their use and benefits. As a result, our products have a long sales cycle which can take over six months. We face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant capital expenditures. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to test our products before they decide whether to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

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

     - Companies that market products that support the distribution of software applications and content; and

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

Protection of Our Intellectual Property Is Limited

     We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could significantly harm our business and operating results. In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States.

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

We Depend upon Third-Party Distribution Relationships and Need to Develop New Relationships

     We have a limited number of distribution relationships and we may not be able to increase our number of distribution relationships or maintain our existing relationships. For example, Netscape, a former reseller of our products, accounted for a significant amount of our revenues in 1998 and 1997, but is no longer a reseller of our products. In addition, our original equipment manufacturer arrangement with Tivoli has recently accounted for a decreasing percentage of our revenues. During the first nine months of 2000 and in fiscal 1999, Tivoli accounted for less than 10% of our revenues, as compared to 18% of our revenues in fiscal 1998.

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

We Need to Develop and Expand Our Sales, Marketing and Distribution Capabilities

     We need to expand our marketing and direct sales operations in order to increase market awareness of our products, market our products to a greater number of enterprises and generate increased revenues. We have historically not been able to hire employees as quickly as planned. In particular, competition for qualified sales personnel is intense and we may not be able to hire enough qualified sales personnel in the future. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New hires require extensive training and typically take at least six months to achieve full productivity. In addition, we have limited experience marketing our products broadly to a large number of potential customers, both in the United States and elsewhere.

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

We Must Respond to Rapid Technological Change and Evolving Industry Standards

     The markets for our Internet infrastructure management solutions are marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. New solutions based on new technologies or new industry standards can quickly render existing solutions obsolete and unmarketable. Any delays in our ability to develop and release enhanced or new solutions could seriously harm our business and operating results. Our technology is complex, and new products, enhancements and services can require long development and testing periods. Our failure to conform to prevailing standards could have a negative effect on our business and operating results.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On March 3, 1997, Novadigm, Inc. filed a complaint against us in the U.S. District Court for the Northern District of California alleging infringement of a patent held by Novadigm (U.S. Patent No. 5,581,764, the "Novadigm Patent"). On July 30, 1999, Marimba filed a complaint against Novadigm in the U.S. District Court for the Northern District of California alleging infringement by Novadigm of a patent held by us (U.S. Patent No. 5,919,247, the "Marimba Patent"). On November 10, 2000, Marimba and Novadigm executed a memorandum of understanding
(MOU) settling both actions. Pursuant to the MOU, the parties have agreed to dismiss both actions without prejudice and to enter into a final settlement agreement to be drafted within a reasonable period of time following the execution date of the MOU. If no final settlement agreement is executed, the MOU shall remain binding on both parties. Under the MOU, the other terms of the settlement are confidential.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


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

     On September 14, 2000, Steven P. Williams resigned from Marimba's Board of Directors.

     On October 19, 2000, Kenneth W. Owyang was appointed as the Chief Financial Officer of Marimba.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Exhibit No.       Description
         ----------        -----------
         27.1              Financial Data Schedule for the period ended
                           September 30, 2000.

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

                                    MARIMBA, INC.


Date:    November 14, 2000      By: /s/ Kenneth W. Owyang
                                    -------------------------------------------
                                    Kenneth W. Owyang
                                    Vice President, Finance and Chief Financial
                                     Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.     Description
      27.1      Financial Data Schedule for the period ended September 30, 2000.