Form 10-K
period 2000-12-31
MARIMBA INC
filed 2001-03-28
CIK 1078295

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K
                                ----------------

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the Registrant's common stock, $.0001 par value, held by non-affiliates of the Registrant on February 28, 2001 was approximately $59 million. As of February 28, 2001, there were 23,836,733 shares of Registrant's common stock, $.0001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement (the "Proxy Statement") to be mailed to stockholders in connection with its 2001 annual meeting of stockholders scheduled to be held on June 7, 2001 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.


                                                 MARIMBA, INC.

                                               Table of Contents

PART I
Item 1.    Business.......................................................................................   1

Item 2.    Properties.....................................................................................   7

Item 3.    Legal Proceedings..............................................................................   7

Item 4.    Submission of Matters to a Vote of Security Holders............................................   7

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........................   8

Item 6.    Selected Consolidated Financial Data...........................................................   9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........  11

Item 7a.   Qualitative and Quantitative Disclosures about Market Risk.....................................  22

Item 8.    Consolidated Financial Statements and Supplementary Data.......................................  23

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..........  39

PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................  40

Item 11.   Executive Compensation.........................................................................  40

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................  40

Item 13.   Certain Relationships and Related Transactions.................................................  40

PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.................................  40

Signatures ...............................................................................................  41

                                     PART I

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential", "intend", "continue," and similar expressions, are intended to identify forward-looking statements. These forward-looking statements might include, without limitation, projections of our future financial performance, our anticipated growth and anticipated trends in our businesses; the features, benefits and advantages of our products; the development of new products, enhancements or technologies; business and sales strategies; developments in our target markets; matters relating to distribution channels, proprietary rights, facilities needs, competition and litigation; future gross margins and operating expense levels; and capital needs. These statements reflect the current views of Marimba or its management with respect to future events and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements in fiscal 2001 and beyond could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to material differences include, but are not limited to, those discussed below in Item 7 under the heading "Other Factors Affecting Operating Results, Liquidity and Capital Resources" and the risks discussed in our other filings with the Securities and Exchange Commission. We encourage you to read that section carefully. You should not regard the inclusion of forward-looking information as a representation by us or any other person that the future events, plans or expectations contemplated by us will be achieved. Marimba undertakes no obligation to release publicly any updates or revisions to any forward-looking statements that may reflect events or circumstances occurring after the date of this report.


ITEM 1.  BUSINESS

    Marimba, Inc. was incorporated in Delaware in February 1996. We develop, market and support systems management software built for e-business. Our solutions enable companies to expand their market reach, streamline business processes and strengthen relationships with customers, business partners and employees. Our Castanet and Timbale product families provide an efficient and reliable way for enterprises to distribute, update and manage applications and related data to desktops, servers and devices. We believe that, by using
Castanet, companies are able to reduce software management costs, deliver greater functionality to users and provide a robust infrastructure for mission-critical applications. Timbale addresses the problems associated with the management of distributed servers. Our global customer base spans multiple industry segments including financial services, insurance, retail, manufacturing and telecommunications. Customers include various industry leaders, including Bear Stearns, Charles Schwab, The Home Depot, Intuit, ADP, Seagate Technology, Winstar and Cisco Systems. We market our products worldwide through a combination of a direct sales force, resellers and distributors.

    See "Management Discussion and Analysis of Financial Condition and Results of Operations" and our "Consolidated Financial Statements and Supplementary Data," appearing on pages 10 and 22, respectively, for additional financial information regarding our business.

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

Timbale Product Family

     The Timbale product family includes two products designed to address many of the server management challenges inherent in thin-client and Web commerce computing environments today. Such challenges include reliability for maximum uptime, efficient content replication for large quantities of data, pre-deployment control, error detection and rollback capability, and automated scripting for deployments to large numbers of servers.

     Timbale  for  Server  Management.  Timbale  for Server  Management  manages
rapidly  changing  content  from  multiple   contributors  across  heterogeneous
distributed server farms. This product was released for sale in March 2000.

     Timbale for Windows Terminal Services. Timbale for Windows Terminal Services distributes, manages and updates applications, printer drivers, and operating system fixes in a mixed windows terminal services environment. This product was released for sale in June 2000.

     We generally license the Timbale products on a per server endpoint basis with the total fee determined, in part, by the number of servers who can obtain updates using Timbale.

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

    Transmitter. The transmitter is the server component of Castanet. It distributes channels and subsequent updates to the tuner, the Castanet client. The tuner and transmitter communicate using the Castanet protocol which is designed to minimize bandwidth requirements for updates over HTTP (Hyper-Text Transfer Protocol), the protocol used to distribute web pages. The Castanet protocol uses compression technology that compresses data and applications, and differential updating which identifies changes in code and updates only the changed portion. All updates are transactional, interruptible and atomic, which means that channels on the tuner are always in a functional state even if the most recent update failed or was interrupted. In addition, interrupted downloads can be restarted automatically at the point of interruption. Castanet provides functionality to identify and verify each channel resource and installed applications. Additional transmitter features include synchronization, replication, personalization, client feedback, bandwidth management and policy administration. Transmitter mirrors provide synchronization of server content. Mirroring provides the ability to replicate Transmitter content so that an external load balancer can be used to distribute service requests to multiple Transmitters. Castanet implements user authentication and access control using passwords or client-side certificates and by leveraging directory services, including LDAP (Lightweight Directory Access Protocol), or Microsoft's Active Directory.

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

    We have invested significant resources in developing Castanet's security implementation. Castanet's security features currently include end user authentication, digital certificates to verify application authenticity and SSL communications to help protect the integrity and confidentiality of data transmitted via Castanet. We offer a standard 56-bit encryption implementation for international use and a 128-bit encryption implementation for domestic use only. Our security implementation represents a combination of software written by us and security code licensed to us by various vendors, including encryption modules licensed from RSA Data Security and an SSL implementation from Netscape. To further enhance the breadth of our security offerings, we also licensed a Java-based security implementation. We also have an arrangement with VeriSign for the provision of digital certificates specifically for Castanet products. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- We Rely on Third-Party Software and Applications."

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

Sales, Marketing and Distribution

    We market our products worldwide through a combination of a direct sales force, resellers and distributors. Our worldwide direct sales, marketing and business development organizations consisted of 132 individuals as of December 31, 2000, 51 of whom were located at our Mountain View, California headquarters, 73 in regional offices located in California, Georgia, Illinois, Michigan, Minnesota, New York, Texas and Washington, D.C., and 8 in our European office in the United Kingdom.

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

    We conduct a variety of marketing programs worldwide to educate our target market, create awareness and generate leads for our products. To achieve these goals, we have engaged in marketing activities including telemarketing, direct mailings, print and online advertising campaigns and trade shows. These programs are targeted at key information technology executives as well as vice presidents of marketing and general managers of business units. In addition, we conduct comprehensive public relations programs that include establishing and maintaining relationships with key trade press, business press and industry analysts as well as an active executive speakers' bureau. We have also initiated a customer advisory council which provides a communication channel for regular feedback from key customers to facilitate the design of products that meet the expanding requirements of our target market.

    Markets outside the United States are currently served by our direct sales office in the United Kingdom, as well as independent distributors and resellers covering countries in Europe and Asia. Our distributors purchase our Castanet products at discounts from end-user list prices. Sales under the agreements are denominated in U.S. dollars. For the years ended December 31, 2000, 1999 and 1998, export sales to customers outside of the United States were approximately 5%, 8% and 8% of total revenue. Foreign sales are subject to risks, including exchange rate fluctuations, internal monetary conditions, tariffs, import licenses, trade policies and domestic and foreign tax policies. For more information on risks related to foreign sales, see "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- Expanding Internationally Is Expensive, We May Receive No Benefit from Our Expansion and Our International Operations are Subject to Governmental Regulation."

    We may not be able to enter into agreements or establish relationships with desired distribution partners on a timely basis, or at all, and our distribution partners may not devote adequate resources to selling our products. For more information on risks related to third-party distribution channels, see "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- We Need to Develop and Expand Our Sales, Marketing and Distribution Capabilities."

Customer Support and Training

    Our customer support and training organization consisted of 25 employees as of December 31, 2000. We offer a variety of annual support and maintenance programs for our products, as well as support services designed to meet specific needs.

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

Research and Development

    As of December 31, 2000, our engineering organization was comprised of 73 employees responsible for product development, quality assurance, documentation, localization and porting. Our product development organization is divided into five groups: core development, Applications development, Castanet development, Windows Terminal Service ("WTS") development and server to server management development.

    o The core development group is focused on enhancing the robustness, reliability, performance and flexibility of our core functionality and expanding the ability of Castanet to operate with leading operating systems.

    o The applications development group addresses specific enterprise problems that can also directly benefit and leverage our product line such as document management to end users and bi-directional data management between remote offices and stores.

    o The Castanet development group is focused on developing enterprise-level products that address application and content distribution, deployment and management.

    o The WTS development group is focused on increasing solutions for WTS server management. In addition, this group is focusing on ways to save WTS administrators time on server configuration management.

    o The server to server management development group is focused on developing products that provide centralized control of efficient content replication across the intranet, extranet and Internet for server-based computing environments.

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

    Research and development expenses were $11.1 million in 2000, $8.5 million in 1999 and $5.8 million in 1998. To date, substantially all software development costs have been expensed as incurred and developed by our employees. We believe that significant investments in research and development are required to remain competitive. As a consequence, we intend to continue to increase the absolute amount of our research and development expenditures in the future. For more information on our research and development expenses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Competition

    The market for our products is intensely competitive and rapidly evolving. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to compete depends on many factors both within and beyond our control, including:

    o the ease of use, performance, features, price and reliability of our solutions as compared to those of our competitors;

    o the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

    o   the quality of our customer service; and

    o   the effectiveness of our sales and marketing efforts.

    We encounter competition from a number of different sources, including sellers of enterprise-wide management systems, which include electronic software distribution, including Tivoli and Computer Associates; companies such as Novadigm, and XcelleNet, which market products that support the distribution of software applications; and desktop software management suites, such as Microsoft's SMS and Intel's LanDesk.

    In addition, we compete with various methods of application and content distribution and management, including thin client systems and the web browser, and with application server vendors and others, which have introduced software distribution capabilities into their products.

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

    As new participants enter the market, we will face increased competition. Potential competitors may bundle their products or incorporate additional components into existing products in a manner that discourages users from purchasing our products. Furthermore, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can.

Proprietary Rights and Licensing

    Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We presently have one U.S. patent and six U.S. patent applications pending, and several trademark registrations and applications in the United States and some foreign countries. Our patent and trademark applications might not result in the issuance of any additional valid patents or trademarks.

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

    Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources, could seriously harm our business and operating results and there can be no assurance that the outcome of this litigation will be favorable to us.

    Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

Employees

    At December 31, 2000, we had a total of 262 employees, 254 of whom were based in the United States and 8 of whom were based in the United Kingdom. Of the total, 73 were in research and development, 132 were engaged in sales, marketing and business development, 25 were engaged in customer support and training, and 32 were in administration and finance. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

    Our principal administrative, sales, marketing, and research and development facility occupies approximately 47,500 square feet in Mountain View, California under a lease which expires in April 2005. We also lease regional offices located in California, Georgia, Illinois, Michigan, Minnesota, New York, Texas and Washington, D.C. and a European office in the United Kingdom. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

    On March 3, 1997, Novadigm, Inc. filed a complaint against us in the U.S. District Court for the Northern District of California alleging infringement of a patent held by Novadigm (U.S. Patent No. 5,581,764, the "Novadigm Patent"). On July 30, 1999, Marimba filed a complaint against Novadigm in the U.S. District Court for the Northern District of California alleging infringement by Novadigm of a patent held by us (U.S. Patent No. 5,919,247, the "Marimba Patent"). Effective November 10, 2000, Marimba and Novadigm executed an agreement settling both actions. Pursuant to the agreement, the parties have dismissed both actions without prejudice. Under the agreement, the other terms of the settlement are confidential.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM  5.  MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
          MATTERS

Price Range of Common Stock

    Our common stock is traded publicly on The Nasdaq National Market under the symbol "MRBA." The following table sets forth for the periods indicated the highest and lowest sales prices of the common stock during each quarter since we went public at $20.00 per share on April 30, 1999:

                                                 High                    Low
                                             ------------           ------------
Fiscal 2000:
     Fourth Quarter                             $12.69                  $3.13
     Third Quarter                              $27.00                 $11.88
     Second Quarter                             $43.50                 $11.50
     First Quarter                              $68.88                 $37.50

Fiscal 1999:
     Fourth Quarter                             $48.13                 $24.31
     Third Quarter                              $51.94                 $21.44
     Second Quarter                             $74.38                 $30.25
     First Quarter                                   -                      -

    On February 28, 2001, the closing price of our common stock on The Nasdaq National Market was $5.41 per share. As of February 28, 2001, there were approximately 266 holders of record (not including beneficial holders of our common stock held in street name) of our common stock.

Dividend Policy

    We did not declare nor pay any cash dividends on our capital stock during the fiscal years ended December 31, 2000, 1999 and 1998, and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following is a summary of our selected consolidated financial data as of and for the five years ended December 31, 2000. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

                                                                                                                  Period from
                                                                                                               February 21, 1996
                                                                                                                (Inception) to
                                                             Year Ended December 31,                              December 31,
                                                        2000        1999            1998             1997            1996
                                                     --------     --------        --------         --------         --------
                                                                           (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
     License...................................       $31,329     $ 23,637        $ 13,901         $  5,011         $     --
     Service...................................        12,718        7,776           3,184              552               --
                                                     --------     --------        --------         --------         --------
         Total revenues........................        44,047       31,413          17,085            5,563               --

Cost of revenues:
     License...................................           681          402              75               13               --
     Service...................................         4,256        3,036           1,964              621               --
                                                     --------     --------        --------         --------         --------
         Total cost of revenues................         4,937        3,438           2,039              634               --
                                                     --------     --------        --------         --------         --------
Gross profit...................................        39,110       27,975          15,046            4,929               --

Operating expenses:
     Research and development..................        11,114        8,497           5,773            2,410              515
     Sales and marketing.......................        27,758       19,625          12,371            8,054              473
     General and administrative................        12,570        5,066           2,779            2,367              322
     Amortization of deferred compensation.....         1,702        1,410             251               --               --
                                                     --------     --------        --------         --------         --------
         Total operating expenses..............        53,144       34,598          21,174           12,831            1,310
                                                     --------     --------        --------         --------         --------
Loss from operations...........................       (14,034)      (6,623)         (6,128)          (7,902)          (1,310)
Interest income, net...........................         4,541        2,506             488              338               65
                                                     --------     --------        --------         --------         --------
Loss before income taxes.......................        (9,493)      (4,117)         (5,640)          (7,564)          (1,245)
Provision for income taxes.....................           179           97              41              154               --
                                                     --------     --------        --------         --------         --------

Net loss.......................................      $ (9,672)    $ (4,214)       $ (5,681)        $ (7,718)        $ (1,245)
                                                     ========     ========        ========         ========         ========

Basic and diluted net loss per share...........      $   (.42)    $   (.22)       $   (.59)        $  (1.57)        $   (.81)
                                                     ========     ========        ========         ========         ========
Weighted-average shares of common stock
     outstanding used in computing basic and
     diluted net loss per share................        23,200       19,029           9,606            4,912            1,528
                                                     ========     ========        ========         ========         ========


                                                                                December 31,
                                                        2000        1999            1998             1997             1996
                                                     --------     --------        --------         --------         --------
                                                                               (in thousands)
Consolidated Balance Sheet Data:

Cash, cash equivalents and short-term
      investments..............................      $ 65,628     $ 65,023        $  7,825         $ 14,402         $  2,811
Working capital................................        59,275       55,707           2,912            8,036            2,464
Total assets...................................        87,408       90,487          14,862           21,898            3,156
Long-term obligations..........................           153           48             747              211               --
Redeemable convertible preferred stock.........            --           --          18,953           18,953            3,963
Accumulated deficit............................       (28,530)     (18,858)        (14,644)          (8,963)          (1,245)
Total stockholders' equity (net capital
       deficiency).............................        66,803       72,639         (13,743)          (8,471)          (1,235)

Quarterly Consolidated Financial Information (unaudited)
(In thousands, except per share data)

     The following table presents our operating results for each of the eight quarters in the two-year period ended December 31, 2000. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report. In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of our company and the notes thereto appearing in this report. These operating results are not necessarily indicative of the results for any future periods.

2000                                               Q1               Q2                Q3              Q4
                                            ----------     ------------        ----------     -----------
Revenues ...............................      $10,567         $ 12,116          $ 10,108        $ 11,256
Gross profit ...........................        9,544           10,999             8,928           9,639
Net income (loss) ......................         (659)           1,252            (7,986)         (2,279)
Net income (loss) per basic and diluted
    common share .......................      $  (.03)        $    .05          $   (.34)       $   (.10)

1999                                               Q1               Q2                Q3              Q4
                                            ----------     ------------        ----------     -----------

Revenues ...............................      $ 6,131         $  6,887          $  8,329        $ 10,066
Gross profit ...........................        5,467            6,036             7,530           8,942
Net income (loss) ......................       (1,620)          (1,511)             (580)           (503)
Net income (loss) per basic and diluted
    common share .......................      $  (.13)        $   (.08)         $   (.03)       $   (.02)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see "Other Factors Affecting Operating Results, Liquidity and Capital Resources" which begins on page 14 and the risks discussed in our most recent filings with the Securities and Exchange Commission.

Overview

    Marimba is a leading provider of systems management software built for e-business. Our products enable companies to expand their market reach, streamline business processes and strengthen relationships with customers, business partners and employees.

    In January 1997, we released our first version of Castanet and since that time have continued to develop and market the Castanet product line and enhance the core Castanet infrastructure with additional Castanet products. In the first half of 2000, Marimba released two products in a new product line called
Timbale. The Timbale products are designed to address many of the server management challenges inherent in thin-client and Web commerce computing environments today. The first Timbale product, Timbale for Server Management, was released for sale in March 2000. The second Timbale product, Timbale for Windows Terminal Services, was released for sale in June 2000. During 2000, revenues from the Timbale products accounted for 12% of total license revenues. There can be no assurance that revenues from the Timbale product line will grow in the future or that the Timbale products will gain widespread market acceptance.

    Revenues to date have been derived primarily from the license of our Castanet and Timbale products and to a lesser extent from maintenance and support, consulting and training services. Customers who license our products generally purchase maintenance contracts, typically covering a 12-month period. Additionally, customers may purchase consulting services, which is customarily billed by us at a fixed daily rate plus out-of-pocket expenses. We also offer training services that are billed on a per student or per class session basis.

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

    Since inception,  we have made substantial  investments in sales,  marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $28.5 million at December 31, 2000. We believe that our success depends on further increasing our customer base and on growth in our market overall. Accordingly, we intend to continue to invest heavily in sales, marketing and research and development.

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

Results of Operations

    The following table presents selected financial data for the periods indicated as a percentage of total revenues.

                                                           Year Ended December 31,
                                                      2000           1999        1998
                                                    --------       --------    --------
  Consolidated Statement of Operations Data:
  Revenues:
       License.................................          71.1%        75.2%       81.4%
       Service.................................          28.9         24.8        18.6
                                                    ---------     --------    --------
           Total revenues......................         100.0        100.0       100.0

  Cost of revenues:
       License.................................           1.5          1.3         0.4
       Service.................................           9.7          9.7        11.5
                                                    ---------     --------    --------
           Total cost of revenues..............          11.2         11.0        11.9
                                                    ---------     --------    --------
  Gross margin.................................          88.8         89.0        88.1

  Operating expenses:
       Research and development................          25.2         27.0        33.8
       Sales and marketing.....................          63.0         62.5        72.4
       General and administrative..............          28.5         16.1        16.3
       Amortization of deferred compensation...           3.9          4.5         1.5
                                                    ---------     --------    --------
           Total operating expenses............         120.6        110.1       124.0
                                                    ---------     --------    --------
  Loss from operations.........................         (31.8)       (21.1)      (35.9)
  Interest income, net.........................          10.3          8.0         2.8
                                                    ---------     --------    --------
  Loss before income taxes.....................         (21.5)       (13.1)      (33.1)
  Provision for income taxes...................          (0.4)        (0.3)       (0.2)
                                                    ---------     --------    --------
  Net loss.....................................         (21.9)%      (13.4)%     (33.3)%
                                                    =========     ========    ========

Years Ended December 31, 2000, 1999 and 1998

Revenues

    Total revenues increased $12.6 million, or 40%, from $31.4 million in 1999 to $44.0 million in 2000. Total revenues in 1999 increased $14.3 million, or 84%, from $17.1 million in 1998.

    License Revenues. Prior to the release of our Timbale products, substantially all license revenues were derived from sales of our Castanet products. For the year ended December 31, 2000, revenues from sales of our Timbale products accounted for approximately 12% of total license revenues. License revenues increased $7.7 million, or 33%, from $23.6 million in 1999 to $31.3 million in 2000. License revenues in 1999 increased $9.7 million, or 70%, from $13.9 million in 1998.

    We attribute the year-to-year increases in license revenues to:

    o increased product licenses sold, reflecting higher customer demand for our Castanet products and in 2000, the introduction of our Timbale products;

    o   additional sales to existing customers; and

    o   growth of our sales organization.

    Service Revenues. Service revenues include maintenance and support, consulting and training. Service revenues increased $4.9 million, or 64%, from $7.8 million in 1999 to $12.7 million in 2000. Service revenues in 1999 increased $4.6 million, or 144%, from $3.2 million in 1998.

    As a percentage of total revenues, service revenues were 29%, 25% and 19% of total revenues in 2000, 1999 and 1998, respectively. The increase in service revenues was due primarily to increased revenues from customer maintenance contracts. Also, we increased our consulting service revenues as customers elected to utilize our consulting organization. During 2001, we expect service revenues to increase in absolute amount and as a percentage of total revenues. An increased shift in our revenue mix toward services will negatively impact our gross margins, because service revenues have higher costs and therefore lower margins than license revenues.

Costs of Revenues

    Cost of License Revenues. Cost of license revenues consists primarily of the cost of third-party software products that were either integrated into our products or resold by us. Cost of license revenues was $681,000, $402,000 and $75,000 in 2000, 1999 and 1998, respectively. The increases from 1999 to 2000 and 1998 to 1999 were due primarily to the increased costs of a third-party product resold by us. We expect cost of license revenues to increase in absolute dollar amount during 2001, but to remain a relatively small percentage of total revenues.

    Cost of Service Revenues. Cost of service revenues includes:

    o   salaries and related expenses of our customer support organization;

    o salaries and related expenses of our consultants for billable consulting engagements;

    o cost of third parties contracted to provide consulting services to our customers; and

    o   an allocation of our facilities and depreciation expenses.

    Cost of service revenues was $4.3 million, $3.0 million and $2.0 million in 2000, 1999 and 1998, representing 33%, 39% and 62% of service revenue, respectively. The year-to-year increases in absolute dollars of cost of service revenues were due primarily to growth in our customer support organization and an increase in consulting costs commensurate with the increase in consulting revenues. Our customer support organization had 12 employees at December 31, 1998, 19 employees at December 31, 1999 and grew to 25 employees at December 31, 2000. We expect our cost of service revenues to increase as we continue to expand our customer support and consulting organizations. Since service revenues provide lower gross margins than license revenues, this expansion will negatively impact our gross margins if our license revenues do not significantly increase.

Operating Expenses

    Research and Development. Research and development expenses, which are expensed as incurred, consist primarily of:

    o   salaries and related costs of our engineering organization;

    o   fees paid to third-party consultants; and

    o   an allocation of our facilities and depreciation expenses.

    We believe that our success is dependent in large part on continued enhancement of our current products and the ability to develop new, technologically advanced products that meet the sophisticated requirements of our customers. Accordingly, we have increased our investment in research and development in each of the periods since inception. Research and development expenses were $11.1 million, $8.5 million and $5.8 million in 2000, 1999 and 1998, respectively. The increases in research and development expenses were due primarily to increases in engineering personnel and related costs. We expect research and development expenses to increase in absolute dollar amount in 2001.

    Sales and Marketing. Sales and marketing expenses consist primarily of:

    o   salaries and related costs of our sales and marketing organizations;

    o   sales commissions;

    o   costs  of  our   marketing   programs,   including   public   relations,
        advertising, trade shows, collateral sales materials, our customer advisory council and seminars;

    o rent and facilities costs associated with our regional and international sales offices; and

    o   an allocation of our facilities and depreciation expenses.

    Sales and marketing expenses were $27.8 million, $19.6 million and $12.4 million in 2000, 1999 and 1998, respectively. The increases in sales and marketing expenses are due primarily to growth in our sales and marketing organizations, an increase in sales commissions as sales have increased, an increase in the number of regional sales offices and expansion of our marketing programs. We increased the number of sales and marketing personnel from 65 employees at December 31, 1998, to 90 employees at December 31, 1999 and 132 employees at December 31, 2000. Marimba also increased the number of sales offices from seven at December 31, 1998, to eight at December 31, 1999 and nine at December 31, 2000. We expect to continue to invest heavily in sales and marketing in order to grow revenues and expand our brand awareness. Consequently, we expect to increase the absolute dollar amount of sales and marketing expenses in 2001.

    General and Administrative. General and administrative expenses consist primarily of:

    o   costs of our finance, human resources and legal services organizations;

    o   third-party legal and other professional services fees; and

    o   an allocation of our facilities and depreciation expenses.

    General and administrative expenses were $12.6 million, $5.1 million and $2.8 million in 2000, 1999 and 1998, respectively. The primary reasons for the increase in 2000 were the settlement of our patent disputes with Novadigm, Inc., an increase in the bad debt provision of approximately $2.1 million and growth of our administrative organization in support of our overall growth. We increased our general and administrative personnel from 21 at December 31, 1998, to 26 at December 31, 1999 and 32 at December 31, 2000.

    Deferred Compensation. We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.0 million. In 2000, we recorded deferred compensation of approximately $1.9 million, net of reduction of $703,000 due to cancelled shares, which represented the intrinsic value of certain stock awards. Deferred compensation is being amortized over the vesting periods of the options and stock on a graded vesting method. We amortized deferred compensation expense of $1.7 million, $1.4 million and $251,000 for fiscal years 2000, 1999, and 1998, respectively. This compensation expense relates to options awarded to individuals in all operating expense categories. The amortization of deferred compensation, net of reductions of $703,000 in 2000 due to cancelled shares, will approximate $1.6 million in 2001 and $301,000 in 2002.

Interest Income, Net

    Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments offset by interest expenses associated with our capital leases and equipment advances. Interest income, net was $4.5 million, $2.5 million and $488,000 in 2000, 1999 and 1998, respectively. The increases in interest income, net, relate primarily to increased invested cash balances from the sale of common stock in our initial public offering in April 1999.

Provision for Income Taxes

    Our provision for income taxes for the year ended December 31, 2000, consists of state income and franchise taxes and foreign taxes. For the years ended December 31, 1999 and 1998, our provision for income taxes is comprised entirely of foreign taxes. No provision for Federal taxes has been recorded because we have experienced operating losses from inception through 2000.

    As of December 31, 2000, we had Federal net operating loss carryforwards of approximately $20.0 million. We also had a Federal research and development tax credit carryforward of approximately $900,000 at that date. The net operating loss and credit carryforwards will expire at various dates beginning in 2010 through 2020 if not utilized.

    Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations contained in the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credits before utilization.

Liquidity and Capital Resources

    As of December 31, 2000, our principal sources of liquidity included approximately $33.1 million of cash and cash equivalents and $31.4 and $4.2 million of short-term and long-term investments in marketable securities, respectively. In April 1999, we sold shares of our common stock in our initial public offering, generating net proceeds of approximately $68.1 million after offering expenses. Net cash provided by investing activities for the year ended December 31, 2000 reflects primarily the sale of investment instruments, while net cash used in investing activities for the year ended December 31, 1999 reflects the investment of approximately $65.9 million of the net proceeds from our initial public offering in marketable securities. Proceeds from other issuances of common stock of approximately $1.9 million and $2.3 million for the years ended December 31, 2000 and 1999 are comprised primarily of employee exercises of stock options. Net cash used in operating activities for the year ended December 31, 2000 is the result of the net loss for the year and an increase in accounts receivable, partially offset by an increase in deferred revenue. Net cash provided by operating activities for the year ended December 31, 1999 primarily reflects an increase in deferred revenue offset by our net loss and an increase in accounts receivable.

    Marimba leases its office facilities under various noncancellable operating lease agreements. As of December 31, 2001, future minimum lease payments under noncancellable operating leases for the period 2001 through 2005 will be approximately $8.6 million.

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

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We adopted FAS 133 effective January 1, 2001. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, we do not believe that the adoption of FAS 133, as amended, will have a significant impact on our financial condition, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition policies comply with SAB 101.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB No. 25 ("FIN 44"). FIN 44 clarifies the application of APB 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or results of operations.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part I on page 1 above.

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

We Have Incurred Losses and May Incur Future Losses

    Our failure to significantly increase our revenues would seriously harm our business and operating results. Except for the second quarter of 2000, we have experienced operating losses in each quarter since our inception. There is no assurance that we will reach sustained profitability. As of December 31, 2000, we had an accumulated deficit of approximately $28.5 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to significantly increase our quarterly revenues to offset these increasing expenses and return to profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

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

    o   Expand our customer support and professional services organizations; and

    o   Expand our distribution channels.

    With these additional expenses, we must significantly increase our revenues in order to achieve profitability. These expenses will be incurred before we generate any revenues associated with this increased spending. If we do not significantly increase revenues from these efforts, our business and operating results would be adversely affected.

Our Success Depends on Our Castanet Product Family

    We expect to continue to derive substantial revenues from our Castanet product line and related services. A decline in the price of Castanet or our inability to increase sales of Castanet would seriously harm our business and operating results. We cannot predict Castanet's success. We periodically update Castanet to make improvements and provide additional enhancements. New versions of Castanet may not provide the benefits we expect and could fail to meet customers' requirements or achieve widespread market acceptance. Furthermore, new products such as our Timbale product line could fail to meet customer expectations or achieve widespread market acceptance.

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

We Need to Grow Our Timbale Product Revenues and Develop and Introduce New Products and Services

    During 2000, revenues from our Timbale product line accounted for 12% of total license revenues. There can be no assurance that the revenues from our Timbale product line will grow, in absolute amount or as a percentage of total license revenues, or that our Timbale products will meet customer expectations or gain widespread market acceptance. To provide comprehensive management solutions, we will need to develop and introduce new products and services, which offer functionality that we do not currently provide. We may not be able to develop these technologies and therefore we may not be able to offer a comprehensive Internet infrastructure management solution. In addition, in the past we have experienced delays in new product releases, and we may experience similar delays in the future. If we fail to deploy new product releases on a timely basis, our business and operating results could be seriously harmed.

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

    o Companies that market products that support the distribution of software applications and content; and

    o   Desktop software management suites.

    In addition, we compete with various methods of application distribution and management, including thin client systems and the web browser, and with application server vendors and others that have introduced software distribution capabilities into their products.

    Potential competitors may bundle their products or incorporate additional components into existing products in a manner that discourages users from purchasing our products. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can.

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

We Depend upon Third-Party Distribution Relationships and Need to Develop New Relationships

    We have a limited number of distribution relationships and we may not be able to increase our number of distribution relationships or maintain our existing relationships. For example, Netscape, a former reseller of our products, accounted for a significant amount of our revenues in 1998, but is no longer a reseller of our products. In addition, our original equipment manufacturer arrangement with Tivoli has recently accounted for a decreasing percentage of our revenues. During fiscal 2000 and 1999, Tivoli accounted for less than 10% of our revenues, as compared to 18% of our revenues in fiscal 1998.

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

We Face Challenges Stemming from Our Emerging Markets

    The market for our products has only recently begun to develop, is rapidly evolving and will likely have an increasing number of competitors. We cannot be certain that a viable market for our products will emerge or be sustainable. If our market fails to develop, or develops more slowly than expected, our business and operating results would be seriously harmed.

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

Interest Rate Sensitivity

    Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments.

    Our investment policy requires us to invest funds in excess of current operating requirements in:

    o   obligations of the U.S. government and its agencies;

    o   investment grade state and local government obligations;

    o securities of U.S. corporations rated A1 or AA by Standard and Poors or the Moody's equivalent; and

    o money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting particular credit rating and net worth requirements with maturities of less than two years.

    The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity, for our investment portfolio as of December 31, 2000 and 1999. This table does not include money market funds, because those funds are not subject to market risk.

                                                            Maturing during
                                                          2001          2002
                                                        --------     --------
                                                           (in thousands)
  December 31, 2000:

  Cash equivalents.............................     $   29,300       $     --
        Weighted average interest rate.........           6.46%            --
  Investments..................................     $   31,407       $  4,146
        Weighted average interest rate.........           6.50%          6.90%
  Total........................................     $   60,707       $  4,146
        Weighted average interest rate.........           6.48%          6.90%


                                                            Maturing during
                                                          2000          2001
                                                        --------     --------
                                                           (in thousands)
  December 31, 1999:

  Cash equivalents.............................     $    1,991       $     --
        Weighted average interest rate.........           6.26%            --
  Investments..................................     $   42,760       $ 13,989
        Weighted average interest rate.........           5.60%          6.06%
  Total........................................     $   44,751       $ 13,989
        Weighted average interest rate.........           5.64%          6.06%



Exchange Rate Sensitivity

    We develop products in the United States, and sell our products and services primarily in North America, Europe and Asia. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. To date, however, because we operate primarily in the United States and all sales have been made in US dollars, we have had no material exposures to foreign currency rate fluctuations. Accordingly, we have no basis to quantify the risk from hypothetical changes in foreign currency exchange rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  MARIMBA, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Report of Ernst & Young LLP, Independent Auditors..........................  24
 Consolidated Balance Sheets................................................  25
 Consolidated Statements of Operations and Comprehensive Loss...............  26
 Consolidated Statements of Stockholders' Equity (Net
   Capital Deficiency)......................................................  27
 Consolidated Statements of Cash Flows......................................  28
 Notes to Consolidated Financial Statements.................................  29

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Marimba, Inc.

    We have audited the accompanying consolidated balance sheets of Marimba, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marimba, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




Palo Alto, California                                     /s/  ERNST & YOUNG LLP
January 12, 2001


                            MARIMBA, INC.
                     CONSOLIDATED BALANCE SHEETS
                (in thousands, except par value data)

                                                                                       December 31,
                                                                                   2000        1999
                                                                                  ------      ------
 ASSETS
Current assets:
     Cash and cash equivalents............................................     $   33,122    $  22,263
     Short-term investments...............................................         31,407       42,760
     Accounts receivable, net of allowances of $2,315 and $104                     12,500        7,399
          at December 31, 2000 and 1999...................................
     Prepaid expenses and other current assets............................          1,599        1,085
                                                                               ----------   ----------
          Total current assets............................................         78,628       73,507
Property and equipment, net...............................................          4,274        2,955
Long-term investments.....................................................          4,146       13,989
Other assets..............................................................            360           36
                                                                                ----------   ----------
                                                                               $   87,408    $  90,487
                                                                                ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities.............................     $    2,881    $   3,143
     Accrued compensation.................................................          4,055        3,279
     Current portion of capital lease obligations and                                  --           59
          equipment advances..............................................
     Deferred revenue.....................................................         13,516       11,319
                                                                                ----------   ----------
          Total current liabilities.......................................         20,452       17,800
Long-term portion of capital lease obligations, advances and
     other long-term liabilities..........................................            153           48

Commitments and contingencies

Preferred stock; $.0001 par value, 10,000 shares authorized,
     no shares designated, issued and outstanding                                      --          --
Stockholders' equity:
     Common stock; $.0001 par value,  80,000 shares authorized,  23,585 and 23,146 shares issued and outstanding at
          December 31, 2000 and 1999......................................              2            2
     Additional paid-in capital...........................................         97,222       93,436
     Deferred compensation................................................         (1,882)      (1,680)
     Cumulative translation adjustment....................................            (42)         (22)
     Unrealized gain (loss) on investments................................             33         (239)
     Accumulated deficit..................................................        (28,530)     (18,858)
                                                                                ----------   ----------
          Stockholders' equity............................................         66,803       72,639
                                                                                ----------   ----------
                                                                               $   87,408    $  90,487
                                                                                ==========   ==========

                           See accompanying notes.

                                  MARIMBA, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)

                                                                            Year Ended December 31,
                                                                         2000        1999          1998
                                                                     --------      --------      --------
Revenues:
      License..................................................     $  31,329     $  23,637      $ 13,901
      Service..................................................        12,718         7,776         3,184
                                                                     --------      --------      --------
          Total revenues.......................................        44,047        31,413        17,085
Cost of revenues:
      License..................................................           681           402            75
      Service..................................................         4,256         3,036         1,964
                                                                     --------      --------      --------
          Total cost of revenues...............................         4,937         3,438         2,039
                                                                     --------      --------      --------
Gross profit...................................................        39,110        27,975        15,046

Operating expenses:
      Research and development.................................        11,114         8,497         5,773
      Sales and marketing......................................        27,758        19,625        12,371
      General and administrative...............................        12,570         5,066         2,779
      Amortization of deferred compensation....................         1,702         1,410           251
                                                                     --------      --------      --------
          Total operating expenses.............................        53,144        34,598        21,174
                                                                     --------      --------      --------
Loss from operations...........................................       (14,034)       (6,623)       (6,128)
Interest income................................................         4,562         2,536           518
Interest expense...............................................           (21)          (30)          (30)
                                                                     --------      --------      --------
Loss before income taxes.......................................        (9,493)       (4,117)       (5,640)
Provision for income taxes.....................................           179            97            41
                                                                     --------      --------      --------
Net loss.......................................................      $ (9,672)     $ (4,214)     $ (5,681)
                                                                     =========     =========     ========

Other comprehensive loss:
     Translation adjustment....................................           (20)          (16)           (6)
     Unrealized gain (loss) on investments.....................           272          (239)           --
                                                                     --------      --------      --------
Comprehensive loss.............................................      $ (9,420)     $ (4,469)     $ (5,687)
                                                                     =========     =========     ========

Basic and diluted net loss per share...........................      $   (.42)     $   (.22)     $   (.59)
                                                                     =========     =========     ========
Weighted-average shares of common stock outstanding used in
      computing basic and diluted net loss per share...........        23,200        19,029         9,606
                                                                     =========     =========     ========

                             See accompanying notes.

                                                            MARIMBA, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                                           (in thousands)

                                                             Stockholders' Equity (Net Capital Deficiency)
                                   -------------------------------------------------------------------------------------------------

                                                                Note                             Unrealized            Stockholders'
                                     Common Stock  Additional Receivable              Cumulative     Gain                  Equity
                                   ---------------  Paid-in     From     Deferred    Translation (loss) on  Accumulated (Net Capital
                                   Shares   Amount  Capital    Officer  Compensation  Adjustment Investments  Deficit    Deficiency)
                                   ------   ------  -------    -------  ------------  ---------- -----------  --------   -----------


Balances at January 1, 1998 ...... 13,067    $   1   $    641    $ (150)  $    --       $    --    $     --     $(8,963)   $ (8,471)

Issuance of common stock upon
     exercise of stock options ...    239       --        230        --        --            --          --          --         230
Repurchases of common stock ......   (253)      --        (56)       --        --            --          --          --         (56)
Translation adjustment ...........     --       --         --        --        --            (6)         --          --          (6)
Interest on note receivable from .     --       --         --       (10)       --            --          --          --         (10)
     an officer
Deferred compensation ............     --       --      1,367        --    (1,367)           --          --          --          --
Amortization of deferred .........     --       --         --        --       251            --          --          --         251
     compensation
Net loss .........................     --       --         --        --        --            --          --      (5,681)     (5,681)
                                   ------    ------   --------   ------   --------      --------    --------    --------    --------
Balances at December 31, 1998 .... 13,053        1      2,182      (160)   (1,116)           (6)         --     (14,644)    (13,743)

Sale of common stock in initial
     public offering, net ........  3,736       --     68,075        --        --            --          --          --      68,075
Conversion of Series A and Series
     B redeemable preferred stock
     to common stock .............  5,753        1     18,952        --        --            --          --          --      18,953
Issuance of common stock upon ....     --
     exercise of stock options and    632       --      1,561        --        --            --          --          --       1,561
     warrant
Issuance of common stock under ...     --
     employee stock purchase plan      42       --        719        --        --            --          --          --         719
Repurchases of common stock ......    (70)      --        (27)       --        --            --          --          --         (27)
Translation adjustment ...........     --       --         --        --        --           (16)         --          --         (16)
Repayment of note receivable from
     an officer ..................     --       --         --       160        --            --          --          --         160
Unrealized loss on investments ...     --       --         --        --        --            --        (239)         --        (239)
Deferred compensation ............     --       --      1,974        --    (1,974)           --          --          --          --
Amortization of deferred .........     --       --         --        --     1,410            --          --          --       1,410
     compensation
Net loss .........................     --       --         --        --        --            --          --      (4,214)     (4,214)
                                   ------    ------   --------   ------  ---------      --------    --------    --------    --------
Balances at December 31, 1999 .... 23,146        2     93,436        --    (1,680)          (22)       (239)    (18,858)     72,639

Issuance of common stock upon
     exercise of stock options ...    459       --      1,099        --        --            --          --          --       1,099
Issuance of common stock under ...     --
     employee stock purchase plan      89       --        924        --        --            --          --          --         924
Repurchases of common stock ......   (109)      --       (140)       --        --            --          --          --        (140)
Translation adjustment ...........     --       --         --        --        --           (20)         --          --         (20)
Unrealized loss on investments ...     --       --         --        --        --            --         272          --         272
Deferred compensation ............     --       --      1,903        --    (1,903)           --          --          --          --
Amortization of deferred .........     --       --         --        --     1,701            --          --          --       1,701
     compensation
Net loss .........................     --       --         --        --        --            --          --      (9,672)     (9,672)
                                   ------    ------  --------    ------  ---------      --------    -------    --------    --------
Balances at December 31, 2000 .... 23,585    $   2   $ 97,222    $   --  $ (1,882)      $   (42)    $    33    $(28,530)   $ 66,803
                                   ======    ======  ========    ======  =========      ========    =======    ========    ========

                                                       See accompanying notes.

                                            MARIMBA, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)

                                                                     Year Ended December 31,
                                                                  2000           1999        1998
                                                               ---------      ---------   ---------
Operating activities:
Net loss.....................................................  $ (9,672)      $ (4,214)   $ (5,681)
     Adjustments  to  reconcile  net loss to net  cash
         provided  by  (used  in) operating activities:
         Depreciation and amortization.......................     1,599          1,233         934
         Amortization of deferred compensation...............     1,701          1,410         251
         Other...............................................        29            (16)        (16)
         Changes in operating assets and liabilities:
              Accounts receivable, net.......................    (5,101)        (4,814)      2,006
              Unbilled receivables...........................        --          1,036      (1,036)
              Prepaid expenses and other current assets......      (514)          (714)       (123)
              Other assets...................................      (324)           262         (42)
              Accounts payable and accrued liabilities.......      (262)         1,747        (544)
              Accrued compensation...........................       776          1,575         169
              Deferred revenue...............................     2,197          5,800      (2,078)
              Other liabilities..............................       105             13           2
                                                               ---------      ---------   ---------
Net cash provided by (used in) operating activities..........    (9,466)         3,318      (6,158)
                                                               ---------      ---------   ---------
Investing activities:
     Capital expenditures, net...............................    (2,966)        (1,441)     (1,280)
     Purchases of investments................................   (31,592)       (65,863)     (7,125)
     Proceeds from matured investments.......................    53,060         13,000       3,000
                                                               ---------      ---------   ---------
Net cash provided by (used in) investing activities..........    18,502        (54,304)     (5,405)
                                                               ---------      ---------   ---------
Financing activities:
     Proceeds from issuance of common stock, net of
         repurchases.........................................     1,883          2,253         174
     Proceeds from sale of common stock in initial public
         offering, net.......................................        --         68,075          --
     Repayment of note receivable from officer...............        --            160          --
     Proceeds from sale and lease back and equipment
         advances............................................        --             --         811
     Principal payments under capital lease obligations......       (60)          (939)       (124)
                                                               ---------      ---------   ---------
Net cash provided by financing activities....................     1,823         69,549         861
                                                               ---------      ---------   ---------

Net increase (decrease) in cash and cash equivalents.........    10,859         18,563     (10,702)
Cash and cash equivalents at beginning of period.............    22,263          3,700      14,402
                                                               ---------      ---------   ---------
Cash and cash equivalents at end of period...................  $ 33,122       $ 22,263    $  3,700
                                                               =========      =========   =========
Supplemental disclosure of cash flow information:
     Interest paid...........................................  $      1       $     30    $     30
                                                               =========      =========   =========
     Income taxes paid.......................................  $    179       $     97    $     41
                                                               =========      =========   =========
Supplemental disclosure of non-cash investing and
     financing activities:
     Conversion of redeemable preferred stock to common
         stock...............................................  $     --       $ 18,953    $     --
                                                               =========      =========   =========
     Deferred stock compensation.............................    $1,903       $  1,974    $  1,367
                                                               =========      =========   =========

                                       See accompanying notes.

                                  MARIMBA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Basis of Presentation

    Marimba was incorporated in Delaware on February 21, 1996. Marimba develops, markets and supports systems management software built for e-business. Our solutions enable companies to expand their market reach, streamline business processes and strengthen relationships with customers, business partners and employees. Marimba markets its products worldwide through a combination of a direct sales force, resellers and OEM partners.

    The consolidated financial statements include the accounts of Marimba and its wholly-owned subsidiary in the United Kingdom. Intercompany accounts and transactions have been eliminated in consolidation.

    Marimba has incurred operating losses to date and had an accumulated deficit of $28.5 million at December 31, 2000. Marimba's activities have been primarily financed through its initial public offering of common stock and earlier private placements of equity securities. Marimba may need to raise additional capital through the issuance of debt or equity securities. Such financing may not be available on terms satisfactory to Marimba, if at all.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

    License revenues are comprised of perpetual or multiyear license fees which are primarily derived from contracts with corporate customers and resellers. Such revenues are recognized after execution of a license agreement or receipt of a definitive purchase order, and delivery of the product to end-user customers, provided that there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, collectibility is probable and Marimba has no remaining obligations with regard to installation or implementation of the software. Revenue on arrangements with customers who are not the ultimate users (primarily resellers) is not recognized until the product is delivered to the end user. Marimba recognizes revenue upon delivery to customers who bundle Marimba's products in their own product offerings and do not have a right of return. Historically, Marimba has not experienced significant returns or exchanges of its products from direct sales. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Advance payments are recorded as deferred revenue until the products are shipped, services are provided, or obligations are met. Marimba's products do not require significant customization.

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

    Service revenues from training and consulting are recognized as the services are performed. Revenue from maintenance agreements is deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year.

Research and Development

    Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility, which, for Marimba, is established upon completion of a working model. Costs incurred by

Marimba between completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, all research and development costs through December 31, 2000 have been expensed as incurred.

Advertising

    Marimba expenses advertising costs as incurred. Advertising expense was $1.2 million, $562,000 and $51,000 for the years ended December 31, 2000, 1999 and 1998.

Cash, Cash Equivalents and Investments

    Cash equivalents consist of financial instruments which are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Marimba's cash and cash equivalents as of December 31, 2000 and 1999 consist primarily of commercial paper, corporate and municipal bonds, and demand deposits and money market funds held by large financial institutions in the United States. The carrying value of cash and cash equivalents approximates fair value at December 31, 2000 and 1999.

    Marimba classifies, at the date of acquisition, its marketable securities into available-for-sale categories in accordance with the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, Marimba classifies its securities as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included in stockholders' equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income. Interest and dividends on all securities are included in interest income. Investments with maturities between three and twelve months are considered short-term investments.


    Available-for-sale investments are summarized as follows:


                                                                    Gross         Gross
                                                    Amortized    Unrealized     Unrealized
                                                       Cost         Gains         Losses      Fair Value
                                                   -----------   -----------   ------------  -----------
                                                                    (in thousands)
December 31, 2000:
    Corporate notes..........................      $    26,355     $      20     $      (10)  $    26,365
    Debt securities from U.S. Government and
         government agencies.................            9,155            42            (9)         9,188
                                                   -----------   -----------    ------------  -----------
         Total investments...................      $    35,510   $        62    $       (19)  $    35,553
                                                   ===========   ===========    ============  ===========

    Short-term investments...................      $    31,410   $        16     $      (19)  $    31,407
    Long-term investments....................            4,100            46            --          4,146
                                                   -----------   -----------    -----------   -----------
         Total investments...................      $    35,510   $        62     $      (19)  $    35,553
                                                   ===========   ===========    ===========   ===========

December 31, 1999:
    Corporate notes..........................      $    38,935     $      --     $     (163)  $    38,772
    Debt securities from U.S. Government and
        government agencies..................           14,079            --            (69)       14,010
    Market auction rate preferred stock......            1,909            --             --         1,909
    Certificates of deposits.................            2,065            --             (7)        2,058
                                                   -----------   -----------     -----------  -----------
         Total investments...................      $    56,988   $        --     $     (239)  $    56,749
                                                   ===========   ===========     ===========  ===========

    Short-term investments...................      $    42,891   $        --     $     (131)  $    42,760
    Long-term investments....................           14,097            --           (108)       13,989
                                                   -----------   -----------     -----------  -----------
         Total investments...................      $    56,988   $        --     $     (239)  $    56,749
                                                   ===========   ===========     ===========  ===========

     The  amortized  cost  and  estimated   fair  value  of   available-for-sale
investments in debt securities at December 31, 2000, by contractual maturity, were as follows:

                                                                     Estimated
                                                        Cost        Fair Value
                                                        ----        ----------
                                                           (in thousands)

Due in 1 year or less                                 $ 31,410       $ 31,407
Due in 1-2 years                                         4,100          4,146
                                                      --------       --------
Total available-for-sale investments                  $ 35,510       $ 35,553
                                                      ========       ========

Property and Equipment

    Marimba records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the term of the lease.

Accounting for Stock-Based Compensation

    Marimba has elected to follow  Accounting  Principles  Board Opinion No. 25,
"Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations in accounting for its employee stock options because, as discussed in Note 6, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of Marimba's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See the pro forma disclosures of applying FAS 123 included in Note 6.

Concentrations of Credit Risk and Other Risks

    Financial instruments that subject Marimba to credit risk consist primarily of uninsured cash, cash equivalents and short-term and long-term investment balances held at commercial banks and institutions primarily in the United States and trade receivables from Marimba's customers. Marimba sells to customers in many different industries. Marimba extends reasonably short credit terms in most instances and performs ongoing credit evaluations but does not require collateral. During the years ended December 31, 2000, 1999 and 1998, Marimba added approximately $2.1 million, $36,000 and $75,000 to its bad debt reserves. Total write-offs of uncollectible accounts were $0, $2,000 and $54,000 in these periods. During fiscal 2000, Marimba established a sales return allowance reserve, in which $237,000 was added to this reserve; there were no write-offs during 2000.

    For the years ended December 31, 2000 and 1999, no single customer represented more than 10% of total revenues. At December 31, 2000, one customer represented 40% of accounts receivable and at December 31, 1999, two customers represented 16% and 19% of accounts receivable. Revenues from one reseller represented 22% of total revenues for the year ended December 31, 1998. Revenues to another reseller represented 18% of total revenues for the year ended December 31, 1998.

Segment Information

    Marimba has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to stockholders. Marimba operates in one operating segment, the development and marketing of systems management software and has operations primarily in the United States. For the years ended December 31, 2000, 1999 and 1998, export sales to customers outside of the United States were $2.1 million, $2.5 million and $1.3 million.

Net Loss Per Share

    Basic and diluted net loss per common share are presented in conformity with FAS No. 128, "Earnings Per Share" ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the periods, less shares subject to repurchase.

    The following  table presents the  calculation of basic and diluted net loss per share:
                                                                  Year Ended December 31,
                                                             2000          1999          1998
                                                           --------      --------      --------
                                                           (in thousands, except per share data)
Net loss.................................................  $(9,672)     $ (4,214)      $(5,681)
                                                           ========      ========      ========
Basic and diluted:
   Weighted-average shares of common stock
       outstanding.......................................   23,391        19,855        13,081
   Less weighted-average shares subject to repurchase....     (191)         (826)       (3,475)
                                                           --------      --------      --------
   Weighted-average shares of common stock
       outstanding used in computing basic and
       diluted net loss per share........................   23,200        19,029         9,606
                                                           ========      ========      ========
   Basic and diluted net loss per share..................  $  (.42)     $   (.22)      $  (.59)
                                                           ========      ========      ========

    Marimba has excluded all redeemable convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Marimba from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Weighted-average options and warrants outstanding to purchase 4,714,000, 2,861,000 and 1,483,000 shares of common stock and redeemable convertible preferred stock for the years ended December 31, 2000, 1999, and 1998, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We adopted FAS 133 effective January 1, 2001. Because
Marimba currently holds no derivative financial instruments and does not currently engage in hedging activities, we do not currently believe that the adoption of FAS 133, as amended, will have a significant impact on Marimba's financial condition, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Marimba believes that its current revenue recognition policies comply with SAB 101.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB No. 25 ("FIN 44"). FIN 44 clarifies the application of APB 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on Marimba's financial position or results of operations.

2.  Property and Equipment

    Property and equipment consist of the following:

                                                           December 31,
                                                        2000          1999
                                                      -------       -------
                                                          (in thousands)

 Furniture and equipment...........................   $   746       $   764
 Computer equipment................................     5,152         3,325
 Purchased software................................     1,353         1,097
 Leasehold improvements............................     1,061           291
                                                      -------       -------
                                                        8,312         5,477
 Accumulated depreciation and amortization.........    (4,038)       (2,522)
                                                      -------       -------
 Property and equipment, net.......................   $ 4,274       $ 2,955
                                                      =======       =======

    Property and equipment at December 31, 2000 and 1999 includes assets under capitalized leases of approximately $378,000, which were acquired in 2000. These assets were fully amortized at December 31, 2000.

3.  Commitments

    Marimba leases its office facilities under various noncancelable operating lease agreements. As of December 31, 2000, future minimum lease payments under noncancelable operating leases are as follows:

                                                               Operating
                                                                Leases
                                                                ------
                                                            (in thousands)
Year ending December 31:
     2001..........................................          $   1,920
     2002..........................................              2,010
     2003..........................................              1,964
     2004..........................................              1,960
     2005..........................................                728
                                                             ----------
         Total minimum lease payments..............          $   8,582
                                                             ==========

    Marimba's headquarters facility lease expires in April 2005. Rent expense under operating leases totaled approximately, $2.2 million, $1.8 million and $1.2 million for the years ended December 31, 2000, 1999 and 1998.

4.  Deferred Compensation

    We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.0 million. In 2000, we recorded deferred compensation of approximately $1.9 million, net of reductions of $703,000 in 2000 due to cancelled shares, which represented the intrinsic value of certain restricted stock awards. Deferred compensation is being amortized over the vesting periods of the options and restricted stock on a graded vesting method. We amortized deferred compensation expense of $1.7 million, $1.4 million and $251,000 for fiscal years 2000, 1999 and 1998, respectively. This compensation expense relates to options awarded to individuals in all operating expense categories. The amortization of our current deferred compensation, net of reductions of $703,000 in 2000 due to cancelled shares, will approximate $1.6 million in 2001 and $301,000 in 2002.

5.   Stockholders' Equity

    In 1999, Marimba sold 3,736,000 shares of common stock in an underwritten public offering for net proceeds of approximately $68.1 million, after offering expenses. Simultaneously with the closing of the public offering, all 5,753,566 shares of Marimba's preferred stock were converted to common stock on a one-for-one basis. Additionally, a warrant to purchase 16,865 shares of Series A convertible preferred stock was converted to a warrant to purchase the same number of common shares. In December 1999, the warrant was exercised.

    As of December 31, 2000, our authorized capital stock consisted of 80,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. The following is a summary description of our capital stock:

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

Preferred Stock

    Our Board of Directors has the authority to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and related restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of the series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

Dividend Policy

    We did not declare nor pay any cash dividends on our capital stock during the fiscal years ended December 31, 2000, 1999 and 1998 and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

6.   Stock Option and Other Employee Benefit Plans

1996 Stock Option Plan

    In November 1996, the Board of Directors adopted the 1996 Stock Plan (the "1996 Plan") for issuance of common stock to eligible participants. A total of 6,474,603 shares of common stock were reserved for issuance to eligible participants under the 1996 Plan. Effective in April 1999 (concurrently with Marimba's initial public offering), Marimba ceased granting awards under the 1996 Plan. Incentive stock options and nonstatutory stock options could be granted under the 1996 Plan at prices not less than 100% and 85% of the fair value on the date of grant. Options granted under the 1996 Plan expire after 10 years. Options under the plan are immediately exercisable; however, shares issued are subject to Marimba's right to repurchase such shares at the original issuance price, which right lapses in a series of installments measured from the vesting commencement date of the option. As of December 31, 2000, 42,266 shares were subject to repurchase. Options generally vest and the repurchase rights lapse ratably over a period of three or four years from the date of grant.

1999 Omnibus Equity Incentive Plan

    In March 1999, stockholders approved the adoption of Marimba's 1999 Omnibus Equity Incentive Plan (the "1999 Omnibus Plan"), and a total of 1,250,000 shares of common stock were originally reserved for issuance to eligible participants under the 1999 Omnibus Plan. As of January 1st of each plan year, annual increases to the share reserve are equal to the lesser of 1,250,000 shares or 4% of the outstanding common stock of Marimba on such date. A total of 2,175,810 shares of common stock were reserved for issuance under the 1999 Omnibus Plan as of December 31, 2000, and an additional 943,379 shares of common stock were added to the reserve on January 1, 2001. The types of awards that may be made under the 1999 Omnibus Plan to eligible participants are options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. The exercise price for incentive stock options may not be less than 100% of the fair market value of Marimba's common stock on the date of grant (and 85% for nonstatutory options). In the event of a change in control of Marimba, an option or award under the 1999 Omnibus Plan will become fully exercisable and fully vested if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under the 1999 Omnibus Plan.

1999 Non-Employee Directors Option Plan

    In March 1999, stockholders approved the adoption of Marimba's Non-Employee Directors Option Plan (the "Directors Plan"), and a total of 150,000 shares of common stock were originally reserved for issuance under the Directors Plan. As of January 1st of each plan year, the number of shares reserved for issuance is increased automatically to restore the total number of shares available under the Directors Plan to 150,000 shares. A total of 165,000 shares of common stock were reserved for issuance, to non-employee members of the Board of Directors as of December 31, 2000, and an additional 37,500 shares of common stock were added to the reserve on January 1, 2001. Under the Directors Plan, each non-employee director who became a member of the Board of Directors before 1999 received a fully vested option to purchase 7,500 shares of the Company's common stock on the effective date of the Company's initial public offering; the exercise price per share of these options was the initial price offered to the public in the Company's initial public offering. Each individual who first becomes a non-employee Board member after the date of the Company's initial public offering will be granted a fully vested option ("Initial Option") to purchase 15,000 shares of the Company's common stock on the date such individual joins the Board, provided such individual has not been in the prior employ of the Company. In addition, at each annual meeting of stockholders of the Company, each individual who will continue to be a director after such annual meeting will receive an additional fully vested option ("Annual Option") to purchase 7,500 shares of common stock. Each director who received an Initial Option under the Directors Plan will first be eligible to receive an Annual Option in the calendar year that is two years after the calendar year in which the director received the Initial Option. The exercise price for each option grant will be equal to the fair market value per share of common stock on the option grant date.

2000 Supplemental Stock Plan

     In March 2000, the Board of Directors adopted the 2000 Supplemental Stock Plan (the "2000 Plan"). A total of 3,500,000 shares of common stock have been reserved for issuance to eligible participants under the 2000 Plan, and officers and directors of Marimba are not eligible to participate in the 2000 Plan. The types of awards that may be made under the 2000 Plan are nonstatutory options to purchase shares of common stock and restricted shares. The exercise price for nonstatutory options may not be less than 85% of the fair market value of Marimba's common stock on the date of grant. In the event of a change in control of Marimba, an option or award under the 2000 Plan will become fully exercisable and fully vested if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under the 2000 Plan.

     On July 21, 2000, the Board of Directors approved a 1,000,000 share option grant to an employee outside of any of Marimba's stock option plans. The options will become exercisable with respect to the first 25% of the option shares upon completion of twelve months of continuous service and the balance of the options shares will vest in a series of successive equal monthly installments upon completion of each of the next thirty-six months of continuous service thereafter. The options have a maximum term of ten years measured from the date of grant and are exercisable at $21.1875 per share, which is equal to the market price of our shares on the date of grant.

    A summary of Marimba's stock option activity is as follows:

                                                           Options Outstanding
                                              ------------------------------------------
                                                                                     Weighted-
                                         Shares        Number          Price          Average
                                       Available         Of             Per           Exercise
                                       for Grant       Shares          Share           Price
                                       ---------       ------          -----           -----


Balance at January 1, 1998.......      1,312,993       794,500     $ .15 --  .75        $  .41

 Authorized......................      1,300,000
 Granted.........................     (2,017,800)    2,017,800      1.00 -- 8.50          3.54
 Exercised.......................             --      (238,569)      .50 -- 2.00           .96
 Repurchased.....................        253,417            --           --                 --
 Canceled........................        381,163      (381,163)      .15 -- 3.50           .84
                                      -----------   -----------
Balance at December 31, 1998.....      1,229,773     2,192,568       .15 -- 8.50          3.16

 Authorized......................      1,400,000
 Granted.........................     (2,252,750)    2,252,750     10.00 --  31.38       20.59
 Exercised.......................             --      (615,171)      .15 --  20.00        2.49
 Repurchased.....................         70,309            --           --                 --
 Canceled........................        367,352      (367,352)      .50 --  31.38       10.75
                                      -----------   -----------
Balance at December 31, 1999.....        814,684     3,462,795       .15 --  31.38       13.84

 Authorized......................      5,440,810
 Granted.........................     (5,979,392)    5,979,392    .0001  --  46.00       17.41
 Exercised.......................             --      (458,964)   .0001  --  20.00        2.40
 Repurchased.....................        108,546            --           --                 --
 Canceled........................      2,383,870    (2,383,870)      .50 --  46.00       19.00
                                      -----------   -----------
Balance at December 31, 2000.....      2,768,518     6,599,353      $.15 -- $46.00  $    16.01
                                      ===========   ===========

    As of December 31, 2000 and 1999, there were 833,352 and 2,585,545 fully vested and exercisable shares with a weighted average exercise price of $11.32 and $8.56 per share.

    The following table details outstanding and exercisable options as of December 31, 2000:

                                        Outstanding                               Exercisable
                           ---------------------------------------------    ---------------------------
                                       Weighted-Average
                                          Remaining
    Range of              Number of      Contractual    Weighted-Averag    Number of     Weighted-Averag
 Exercise Price             Shares          Life        Exercise Price      Shares       Exercise Price
 --------------             ------          ----        --------------      ------       --------------
$ .0001--$4.87            1,225,447          8.90       $   3.51             392,568         $   2.42
       5.12                 399,750          9.85           5.12                   0                0
       5.25               1,092,500          9.80           5.25                   0                0
  7.00 -- 15.12             841,579          8.88          14.27             226,275            13.38
 16.12 -- 20.00             270,078          9.06          18.03              99,685            19.27
       21.19              1,396,500          9.55          21.19                 937            21.19
 26.25 -- 31.37             870,499          9.11          28.29             111,762            30.69
$39.62 -- $46.00            503,000          9.18          44.66               2,125            40.37
                         ----------                                          -------
       Total              6,599,353          9.30       $  16.01             833,352         $  11.32
                         ==========                                          =======

Stock Based Compensation

    We utilize the intrinsic value-based method to account for all of our stock-based benefit plans. Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if Marimba had accounted for its employee stock-based benefit plans under the fair value method of that statement.

    The fair value of each option granted through December 31, 2000 was estimated on the date of grant using the minimum value (before Marimba went public) or the Black-Scholes method. The Black-Scholes option valuation model was developed for use in estimating the fair vale of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because Marimba's stock-based awards have characteristics significantly different from those in traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards. The fair value of Marimba's stock-based awards was estimated using the following weighted-average assumptions:

                                                           Year Ended December 31,
                                                        2000          1999        1998
                                                        ----          ----        ----
Fair value of options.............................    $ 16.25       $ 12.87      $ .73
Fair value of restricted shares...................      13.03          --          --
Assumptions:
   Risk-free interest rate........................       5%             6%         5%
   Expected life..................................    3 years       3 years     4 years
   Volatility.....................................        140%         101%        --
   Dividend yield.................................       --            --          --

    In 2000,  Marimba  issued 200,000  restricted  shares under the 1999 Omnibus
Plan.

    The weighted-average fair value of options granted during 1998 with an exercise price below the deemed fair value of Marimba's common stock on the date of grant was $2.07.

    The weighted-average fair market value of shares granted under our 1999 Employee Stock Purchase Plan (see plan description below) were $10.79 and $13.68 for the years ended December 31, 2000 and 1999, respectively, calculated using the Black-Scholes pricing model. The following weighted-average assumptions were used in fiscal 2000: risk-free interest rate of 5%, expected life of 2 years, volatility of 140% and dividend yield of zero; and in fiscal 1999: risk-free interest rate of 6%, expected life of 2 years, volatility of 101% and dividend yield of zero.

    For purposes of pro forma disclosures, the estimated fair value at grant date for awards under all stock-based benefit plans is amortized to pro forma expense over the options vesting period using the graded vesting method. Pro forma information is as follows:

                                                               Year Ended December 31,
                                                          2000          1999           1998
                                                      ------------    ------------   -----------
                                                         (in thousands, except per share data)
Net loss:
     As reported..................................    $    (9,672)    $    (4,214)   $    (5,681)
                                                      ============    ============   ===========
     Pro forma....................................    $   (36,900)    $   (10,532)   $    (6,123)
                                                      ============    ============   ===========
Basic and diluted net loss per share:
      As reported.................................    $      (.42)    $      (.22)   $      (.59)
                                                      ============    ============   ===========
      Pro forma...................................    $     (1.59)    $      (.55)   $      (.64)
                                                      ============    ============   ===========

    The effects of applying FAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

1999 Employee Stock Purchase Plan

    In March 1999, stockholders approved the adoption of Marimba's 1999 employee stock purchase plan (the "1999 Purchase Plan"), and a total of 500,000 shares of common stock was originally reserved for issuance under the Directors Plan. As of January 1st of each plan year, annual increases to the share reserve are to equal the lesser of 500,000 shares or 2% of the outstanding common stock of Marimba on such date. A total of 962,905 shares of common stock were reserved for issuance under the 1999 Purchase Plan as of December 31, 2000, and an additional 471,690 shares of common stock were added to the reserve on January 1, 2001. The 1999 Purchase Plan permits eligible employees to acquire shares of Marimba's common stock through periodic payroll deductions of up to 10% of base cash compensation. No more than 1,500 shares may be purchased by each employee on any purchase date. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Marimba's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on April 30, 1999. A total of 88,811 shares at an average price of $10.41 and 42,306 shares at a price of $17.00 were issued under the 1999 Purchase Plan for the years ended December 31, 2000 and 1999, respectively.

7.   Income Taxes

     Marimba's provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consists entirely of foreign taxes.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Marimba's deferred tax assets are as follows:

                                                              December 31,
                                                          2000          1999
                                                        -------       -------
                                                           (in thousands)
Deferred tax assets:
       Net operating loss carryforwards..............   $ 7,900       $ 6,100
       Research credit carryforwards.................     1,300         1,100
       Deferred revenue..............................     1,800           900
       Other.........................................     3,600           200
                                                        -------       -------
               Total deferred tax assets.............    14,600         8,300
Valuation allowance..................................   (14,600)       (8,300)
                                                        -------       -------
Net deferred tax assets..............................   $    --       $    --
                                                        =======       =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6.3 million and $2.2 million during 2000 and 1999, respectively.

     As of December 31, 2000, Marimba had net operating loss carryforwards for federal income tax purposes of approximately $20 million, which expire in the years 2010 through 2020 and federal research and development tax credits of approximately $900,000, which expire in the years 2012 through 2020.

     Utilization of Marimba's net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

8.   Legal Matters

    On March 3, 1997, Novadigm, Inc. filed a complaint against us in the U.S. District Court for the Northern District of California alleging infringement of a patent held by Novadigm (U.S. Patent No. 5,581,764, the "Novadigm Patent"). On July 30, 1999, Marimba filed a complaint against Novadigm in the U.S. District Court for the Northern District of California alleging infringement by Novadigm of a patent held by us (U.S. Patent No. 5,919,247, the "Marimba Patent"). Effective November 10, 2000, Marimba and Novadigm executed an agreement settling both actions. Pursuant to the agreement, the parties have dismissed both actions without prejudice. Under the agreement, the other terms of the settlement are confidential.

9.   Notes Receivable from Officer

     In July 2000, in connection with the Company's grant of a restricted stock bonus of 100,000 shares of the Company's common stock to an executive officer of the Company, the executive officer received a loan facility for up to $1 million. The loan facility bears interest of 6.6% per annum and is repayable as to 50% of the outstanding principal amount and accrued interest in September 2002 and as to the remaining principal amount and accrued interest in September 2004. However, repayment of all of the outstanding principal amount and accrued interest under the loan facility is due upon the earlier of the date that is three months from the date the executive officer's employment with the Company ceases for any reason or the closing date of a change in control of the Company. The loan is secured by the shares of the Company's common stock under the restricted stock bonus. As of December 31, 2000, the loan facility had not been drawn down.

10.   Comprehensive Income

     As of January 1, 1998, we adopted Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 established new rules for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net income and reflected instead in equity. We have not had any such material transactions or events during the periods presented and, accordingly, comprehensive income is not materially different from net income as reported in the consolidated financial statements.


ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
              FINANCIAL DISCLOSURES

     None.

                                    PART III

     The information required by this Part III will be provided in our definitive proxy statement for our 2001 Annual Meeting of Stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2000, and is incorporated herein by this reference to the following extent:

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

    (a)  (1) Financial Statements

         See the Consolidated Financials Statements and Supplementary Data beginning on page 23 of this Form 10-K.

         (2)  Financial Statement Schedules

         No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

         (3) Exhibits required by Item 601 of Regulation S-K.

         See Exhibit Index on page 40 of this Form 10-K for the exhibits filed as part of or incorporated by reference into this Form 10-K.

    (b)  Reports on Form 8-K
         During the quarter ended December 31, 2000, the Company did not file any reports on Form 8-K.

    (c) See Exhibit Index at page 46 of this Form 10-K for the exhibits filed as part of or incorporated by reference into this Form 10-K.

    (d) See the Consolidated Financial Statements and Supplementary Data beginning on page 23 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MARIMBA, INC.

  Date: March 27, 2001           By:/s/ Kenneth W. Owyang
                                    ---------------------
                                    Kenneth W. Owyang
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER:

By:   /s/ John Olsen                                     Date:    March 27, 2001
      --------------
     John Olsen
     President, Chief Executive Officer and Director

PRINCIPAL FINANCIAL/ACCOUNTING OFFICER:

By:   /s/ Kenneth W. Owyang                              Date:    March 27, 2001
      ---------------------
      Kenneth W. Owyang
      Vice President and Chief Financial Officer

ADDITIONAL DIRECTORS:

By:   /s/ Kim K. Polese                                  Date:    March 27, 2001
      -----------------
      Kim K. Polese
      Chairman, Chief Strategy Officer and Director

By:   /s/ Aneel Bhusri                                   Date:    March 27, 2001
      ----------------
      Aneel Bhusri
      Director

By:   /s/ Raymond J. Lane                                Date:    March 27, 2001
      -------------------
      Raymond J. Lane
      Director

By:   /s/ Douglas J. Mackenzie                           Date:    March 27, 2001
      ------------------------
      Douglas J. Mackenzie
      Director

By:   /s/ Stratton D. Sclavos                            Date:    March 27, 2001
      -----------------------
      Stratton D. Sclavos
      Director

                                  MARIMBA, INC.
                                  EXHIBIT INDEX

      Exhibit
        No.                                 Description
        ---                                 -----------

         3.1     Third Amended and Restated  Certificate of Incorporation of the
                 Registrant - incorporated herein by reference to Exhibit 3.3 to the  Company's  Registration  Statement  on Form S-1  (File No.
                 333-72353).
         3.2*    Amended and Restated Bylaws of the Registrant.
         4.1     Reference is made to Exhibits 3.1 and 3.2.
         4.2     Form of  Registrant's  Common Stock  certificate - incorporated
                 herein  by   reference   to  Exhibit   4.2  to  the   Company's
                 Registration Statement on Form S-1 (File No. 333-72353).
         10.1    Form  of   Indemnification   Agreement   entered  into  by  the
                 Registrant with each of its directors and executive  officers -
                 incorporated  herein  by  reference  to  Exhibit  10.1  to  the
                 Company's   Registration   Statement  on  Form  S-1  (File  No.
                 333-72353).
         10.2    1999  Omnibus  Equity  Incentive  Plan and forms of  agreements thereunder -  incorporated  herein by reference to Exhibit 10.2 to the Company's  Registration  Statement on Form S-1 (File No.
                 333-72353).
         10.3*   1999 Employee Stock Purchase Plan, as amended to date.
         10.4    1999 Non-Employee  Directors Option Plan - incorporated  herein by  reference  to Exhibit  10.2 to the  Company's  Registration
                 Statement on Form S-1 (File No. 333-72353).
         10.9    Lease between  ilicon,  Inc. and Registrant  dated February 27,
                 2000  incorporated  herein by reference to Exhibit 10.17 to the
                 Company's Form 10-K for the fiscal year ended December 31, 1999 file with the Commission on March 27, 2000.
         21.1*   List of Subsidiaries of the Registrant.
         23.1*   Consent of Ernst & Young LLP, Independent Auditors.

------------------------
         *  Filed with this Form 10-K