Form 10-Q
period 2001-03-31
MARIMBA INC
filed 2001-05-15
CIK 1078295

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    Form 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes _X_ No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

     The number of shares outstanding of the Registrant's Common Stock as of April 30, 2001 was 23,850,732.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  MARIMBA, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

Item 1.       Condensed Consolidated Balance Sheets as of March 31, 2001
              and December 31, 2000                                           1

              Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 2001 and 2000                      2

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and 2000                      3

              Notes to Condensed Consolidated Financial Statements            4

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             7

Item 3.       Qualitative and Quantitative Disclosure About Market Risk      17

Part II.  Other Information

Item 1.       Legal Proceedings                                              18

Item 2.       Changes in Securities and Use of Proceeds                      18

Item 3.       Defaults Upon Senior Securities                                18

Item 4.       Submission of Matters to a Vote of Security Holders            18

Item 5.       Other Information                                              18

Item 6.       Exhibits and Reports on Form 8-K                               18

Signature                                                                    19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MARIMBA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                      March 31,    December 31,
                                                         2001          2000
                                                       --------      --------
                                                     (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents .....................   $ 36,230      $ 33,122
     Short-term investments ........................     24,709        31,407
     Accounts receivable, net ......................      7,972        12,500
     Prepaid expenses and other current assets .....        944         1,599
                                                       --------      --------
          Total current assets .....................     69,855        78,628
Property and equipment, net ........................      5,310         4,274
Long-term investments ..............................      4,696         4,146
Other assets .......................................        360           360
                                                       --------      --------
                                                       $ 80,221      $ 87,408
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ......   $  2,570      $  2,881
     Accrued compensation ..........................      3,748         4,055
     Deferred revenue ..............................     10,475        13,516
                                                       --------      --------
          Total current liabilities ................     16,793        20,452

Long-term liabilities ..............................        198           153

Stockholders' equity:
     Common stock ..................................          2             2
     Additional paid-in capital ....................     97,777        97,222
     Deferred compensation .........................     (1,290)       (1,882)
     Cumulative translation adjustment .............        (43)          (42)
     Unrealized gain on investments ................        130            33
     Accumulated deficit ...........................    (33,346)      (28,530)
                                                       --------      --------
          Stockholders' equity .....................     63,230        66,803
                                                       --------      --------
                                                       $ 80,221      $ 87,408
                                                       ========      ========

                             See accompanying notes.

                                  MARIMBA, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
                                                                (unaudited)

Revenues:
     License ...........................................   $  6,983    $  8,061
     Service ...........................................      4,021       2,506
                                                           --------    --------
Total revenues .........................................     11,004      10,567
Cost of revenues:
     License ...........................................        123         132
     Service ...........................................      1,865         891
                                                           --------    --------
Total cost of revenues .................................      1,988       1,023
                                                           --------    --------
Gross profit ...........................................      9,016       9,544
Operating expenses:
     Research and development ..........................      3,255       2,542
     Sales and marketing ...............................      8,869       6,915
     General and administrative ........................      2,126       1,346
     Amortization of deferred compensation .............        592         336
                                                           --------    --------
Total operating expenses ...............................     14,842      11,139
                                                           --------    --------
Loss from operations ...................................     (5,826)     (1,595)
Interest income, net ...................................      1,031       1,055
                                                           --------    --------
Loss before income taxes ...............................     (4,795)       (540)
Provision for income taxes .............................         21         119
                                                           --------    --------
Net loss ...............................................     (4,816)       (659)

Other comprehensive loss:
     Translation adjustment ............................         (1)         (6)
     Unrealized gain (loss) on investments .............         97         (24)
                                                           --------    --------
Comprehensive loss .....................................   $ (4,720)   $   (689)
                                                           ========    ========

Basic and diluted net loss per share ...................   $   (.20)   $   (.03)
                                                           ========    ========

Weighted-average shares of common stock outstanding
  used in computing basic and diluted net loss per share     23,575      22,994
                                                           ========    ========

                             See accompanying notes.

                                                            MARIMBA, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)


                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                     ------------------------------
                                                                                                       2001                  2000
                                                                                                     --------              --------
                                                                                                                (unaudited)
Operating activities:
Net loss .................................................................................           $ (4,816)             $   (659)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ........................................................                500                   365
    Amortization of deferred compensation ................................................                592                   336
    Other ................................................................................                 (1)                   (6)
    Changes in operating assets and liabilities:
      Accounts receivable, net ...........................................................              4,528                (3,155)
      Prepaid expenses and other current assets ..........................................                655                   361
      Other assets .......................................................................               --                    (325)
      Accounts payable and accrued liabilities ...........................................               (311)                 (411)
      Accrued compensation ...............................................................               (307)                 (287)
      Long-term liabilities ..............................................................                 45                  --
      Deferred revenue ...................................................................             (3,041)                1,739
                                                                                                     --------              --------
        Net cash used in operating activities ............................................             (2,156)               (2,042)
                                                                                                     --------              --------

Investing activities:
  Capital expenditures ...................................................................             (1,536)                 (552)
  Purchases of investments ...............................................................            (16,587)               (6,316)
  Sales of investments ...................................................................             22,832                 8,500
                                                                                                     --------              --------
        Net cash provided by investing activities ........................................              4,709                 1,632
                                                                                                     --------              --------

Financing activities:
  Proceeds from issuance of common stock, net of repurchases .............................                555                   466
  Principal payments under capital lease obligations .....................................               --                     (33)
                                                                                                     --------              --------
        Net cash provided by financing activities ........................................                555                   433
                                                                                                     --------              --------
Net increase in cash and cash equivalents ................................................              3,108                    23
Cash and cash equivalents at beginning of period .........................................             33,122                22,263
                                                                                                     --------              --------
Cash and cash equivalents at end of period ...............................................           $ 36,230              $ 22,286
                                                                                                     ========              ========

Supplemental disclosure of noncash investing and financing
  activities
  Deferred compensation reduction due to cancelled shares ................................           $   --                $    257
                                                                                                     ========              ========

                                                       See accompanying notes.

                                  MARIMBA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba, Inc. ("Marimba", the "Company", "we", "our" or "us") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2000 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 28, 2001. Results for the interim periods are not necessarily indicative of results for the fiscal year ending December 31, 2001 or for any future interim or full-year periods.

Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

     The following table presents the calculation of basic and diluted net loss per share:


                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          2001         2000
                                                        --------     --------
                                                       (in thousands, except per
                                                              share data)

        Net loss ....................................   $ (4,816)    $   (659)
                                                        ========     ========

        Basic and diluted:
           Weighted-average shares of common stock
             outstanding .............................    23,710       23,258

           Less weighted-average shares subject
             to repurchase ...........................      (135)        (264)
                                                        --------     --------
           Weighted-average shares -
             basic and diluted .......................    23,575       22,994
                                                        --------     --------
           Net loss per share -
             basic and diluted .......................  $   (.20)    $   (.03)
                                                        ========     ========


     Marimba has excluded all outstanding stock options and shares subject to repurchase by Marimba from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Weighted-average options outstanding to purchase 6,662,826 and 3,539,217 shares of common stock for the three months ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted net loss per share, because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

Revenue Concentration

     Three customers accounted for 24%, 12% and 12% of total revenues in the first quarter of 2001, as compared to two customers accounting for 25% and 15% of total revenues in the first quarter of 2000.

2.   Legal Matters

     In late April and early May 2001, three complaints were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., Morgan Stanley & Co., Incorporated, Credit Suisse First Boston Corporation and Bear Stearns & Co. Inc. as defendants (No. 01 CV 3483, No. 01 CV 3833 and No. 01 CV 3858). In addition to naming the above parties, the complaints also name as defendants Fred Gerson, Kim Polese and Arthur van Hoff, existing and former directors and/or officers of Marimba. The plaintiffs seek to have the matters certified as a class action of purchasers of the common stock of Marimba during the period from April 30, 1999 to March 27, 2000. The complaints allege, among other things, that Marimba and the individual defendants named in the complaints violated the federal securities laws by issuing and selling our common stock in our initial public offering in April 1999 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000. Marimba anticipates that the three actions described above, and any additional related complaints that may be filed, will be consolidated into a single action. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, Marimba cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

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

4.   Subsequent Events

     On April 26, 2001, Marimba announced a restructuring plan. The plan involved the elimination of approximately 20% of the workforce, or 60 employees and independent contractors across all company departments. In addition, Marimba has implemented or plans to implement a number of cost cutting initiatives, including the cancellation of certain discretionary marketing programs, suspension of executive cash bonuses, reduction of executive salaries, and the discontinuation of Marimba.net, our managed service provider division. Marimba plans to record a non-recurring charge in the second quarter of 2001 of between $700,000 and $800,000 related to the restructuring plan. Actual costs related to the severance packages of these terminated employees are expected to total approximately $400,000, which we expect to pay primarily in the second quarter of 2001.

     On April 27, 2001, Marimba offered a voluntary stock option exchange program to its employees. Members of our Board of Directors and our executive officers, however, are not eligible to participate in the program. Under the program, Marimba employees have been given the opportunity, if they so choose by no later than May 25, 2001, to cancel outstanding stock options previously granted to them at an exercise price of at least $8.00 per share, in exchange for new options to be granted no earlier than six months and one day after May 25, 2001; provided, however, that option granted on or after November 25, 2000 and having an exercise price under $8.00 per share must also be exchanged if the option holder chooses to exchange one or more options granted prior to November 25, 2000 at an exercise price of at least $8.00 per share. The number of shares subject to the new options will be determined by applying an exchange ratio, in the range of 1:1 to 1:4 (i.e., one new option share for every four canceled option shares), which is based on the exercise price of the canceled option. The exercise price of these new options will be equal to the closing price of our common stock on the Nasdaq National Market on the date the new options are granted. The exchange program has been designed to comply with FAS Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting.

     In a separate transaction, Marimba has entered into an agreement, dated March 16, 2001, with its President and Chief Executive Officer, to exchange his outstanding option for a new option to purchase Marimba's common stock that will be granted no earlier than six months and one day after March 16, 2001. The exercise price of such new option will be equal to the closing price of our common stock on the Nasdaq National Market on the date the new option is granted. This option exchange has been designed to comply with FAS Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, each as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Marimba's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below. Additional information about factors that could affect future results and events is included in our fiscal 2000 Form 10-K and other reports or submissions filed with the Securities and Exchange Commission. All forward-looking statements in this report are based on information available to Marimba as of the date hereof, and Marimba undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements.

Overview

     Marimba is a leading provider of systems management software built for e-business. Our products enable companies to expand their market reach, streamline business processes and strengthen relationships with customers, business partners and employees.

     In January 1997, we released our first version of Castanet and since that time have continued to develop and market the Castanet product line and enhance the core Castanet infrastructure with additional Castanet products. In the first half of 2000, Marimba released two products in a new product line called
Timbale. In April 2001, we announced plans to reconfigure and modularize our existing Castanet and Timbale product lines into three new product families: server management, desktop/mobile management and embedded management.

     Revenues to date have been derived primarily from the license of our current products and to a lesser extent from maintenance and support, consulting and training services. Customers who license our products generally purchase maintenance contracts, typically covering a 12-month period. Additionally, customers may purchase consulting services, which is customarily billed by us at a fixed daily rate plus out-of-pocket expenses. We also offer training services that are billed on a per student or per class session basis.

     License revenues are comprised of perpetual or multiyear license fees, which are primarily derived from contracts with corporate customers and resellers. We recognize license revenues after execution of a license agreement or receipt of a definitive purchase order and delivery of the product to end-user customers, provided that there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, collectibility is probable, and we have no remaining obligations with regard to installation or implementation of the software. Revenues on arrangements with customers who are not the ultimate users, primarily resellers, are not recognized until the software is sold through to the end user. If the fee due from the customer is not fixed or determinable, revenues are recognized as payments become due from the customer. If collectibility is not considered probable, revenues are recognized when the fee is collected. Advanced payments are recorded as deferred revenue until the products are delivered, services are provided or obligations are met. Service revenues are comprised of revenues from maintenance agreements, consulting and training fees. Revenues from maintenance agreements are recognized on a straight-line basis over the life of the related agreement, which is typically one year. We recognize service revenues from training and consulting as such services are delivered.

     Since inception, we have made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $33.3 million at March 31, 2001. We believe that our success depends on further increasing our customer base and on growth in our market overall. Accordingly, we intend to continue to invest heavily in sales, marketing and research and development.

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

     On April 26, 2001, Marimba announced a restructuring plan. The plan involved the elimination of approximately 20% of the workforce, or 60 employees and independent contractors across all company departments. In addition, Marimba has implemented or plans to implement a number of cost cutting initiatives, including the cancellation of certain discretionary marketing programs, suspension of executive cash bonuses, reduction of executive salaries, and the discontinuation of Marimba.net, our managed service provider division. Marimba plans to record a non-recurring charge in the second quarter of 2001 of between $700,000 and $800,000 related to the restructuring plan. Actual costs related to the severance packages of these terminated employees are expected to total approximately $400,000, which we expect to pay primarily in the second quarter of 2001.

Results of Operations

     The following table sets forth certain statements of operations data as a percentage of total revenues for the three months ended March 31, 2001 and 2000. This data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Marimba's Annual Report on Form 10-K for the year ended December 31, 2000.

                                                               Three Months
                                                                March 31,
                                                          -------------------
                                                           2001          2000
                                                          -----         -----
      Consolidated Statement of Operations Data:
      Revenues:
        License ....................................       63.5%         76.3%
        Service ....................................       36.5          23.7
                                                          -----         -----
      Total revenues ...............................      100.0         100.0
      Cost of revenues:
        License ....................................        1.1           1.2
        Service ....................................       17.0           8.4
                                                          -----         -----
      Total cost of revenues .......................       18.1           9.6
                                                          -----         -----
      Gross margin .................................       81.9          90.4
      Operating expenses:
        Research and development ...................       29.6          24.1
        Sales and marketing ........................       80.6          65.4
        General and administrative .................       19.3          12.7
        Amortization of deferred compensation ......        5.4           3.2
                                                          -----         -----
      Total operating expenses .....................      134.9         105.4
                                                          -----         -----
      Loss from operations .........................      (53.0)        (15.0)
      Interest income, net .........................        9.4          10.0
                                                          -----         -----
      Loss before income taxes .....................      (43.6)         (5.0)
      Provision for income taxes ...................       (0.2)         (1.2)
                                                          -----         -----
      Net loss .....................................      (43.8)%        (6.2)%
                                                          =====         =====

Revenues

     Total revenues increased $437,000 or 4.1%, to $11.0 million in the first quarter of 2001 from $10.6 million in the first quarter of 2000. Three customers accounted for 24%, 12% and 12% of total revenues in the first quarter of 2001, whereas two customers accounted for 25% and 15% of total revenues in the first quarter of 2000.

     License Revenues. License revenues decreased $1.1 million, or 13%, to $7.0 million in the first quarter of 2001 from $8.1 million in the first quarter of 2000. The reduction of license revenues was due to a decrease in product licenses sold, reflecting the impact of the general economic slowdown, primarily through delays in customers' IT purchases and lengthening sales cycles.

     Service  Revenues.   Service  revenues  include  maintenance  and  support,
consulting and training. Service revenues increased $1.5 million, or 60%, to $4.0 million in the first quarter of 2001 from $2.5 million in the first quarter of 2000. As a percentage of total revenues, service revenues increased to 37% in the first quarter of 2001 from 24% in the first quarter of 2000. The increase in service revenues, in absolute dollars, was due primarily to increased maintenance revenues from a larger installed base of customers and increased revenue from consulting services.

Costs of Revenues

     Cost of License Revenues. Cost of license revenues consists primarily of the cost of third-party software products that were either integrated into our products or resold by Marimba. Cost of license revenues were less than 2% of revenues in the first quarter of 2001 and 2000. We expect cost of license revenues to increase in absolute dollar amount during 2001, but to remain a relatively small percentage of total revenues.

     Cost of Service Revenues. Cost of service revenues increased to $1.9 million in the first quarter of 2001 from $891,000 in the first quarter of 2000, representing 46% and 36% of service revenue in each period, respectively. The increase in cost of service revenues in the first quarter of 2001 compared to the first quarter of 2000 was due primarily to growth in our customer support and professional services organizations.

Operating Expenses

     Research and Development. Research and development ("R&D") expenses increased to $3.3 million in the first quarter of 2001 from $2.5 million in the first quarter of 2000. R&D expenses, as a percentage of net revenues, increased to 29.6% in the quarter ended March 31, 2001 from 24.1% in the quarter ended March 31, 2000. R&D expenses increased in absolute dollars due primarily to an increase in personnel-related costs, higher recruiting costs, as well as an increase in third-party consulting costs.

     Sales and Marketing. Sales and marketing expenses increased to $8.9 million in the first quarter of 2001 from $6.9 million in the first quarter of 2000. Sales and marketing expenses, as a percentage of net revenues, increased to 80.6% in the quarter ended March 31, 2001 from 65.4% in the quarter ended March 31, 2000. Sales and marketing expenses increased in absolute dollars due primarily to increased personnel-related costs, resulting from the continued expansion of our domestic and international sales organizations, increased marketing programs, sales promotion activities and higher recruiting costs.

     General and Administrative. General and administrative ("G&A") expenses increased to $2.1 million in the first quarter of 2001 from $1.3 million in the first quarter of 2000. G&A expenses, as a percentage of net revenues, increased to 19.3% in the quarter ended March 31, 2001 from 12.7% in the quarter ended March 31, 2000. The increase in G&A expenses was due primarily to increased personnel costs and increased bad debt provisions, partially offset by a decrease in anticipated legal fees due to the settlement of our lawsuit with Novadigm in November 2000.

     Deferred Compensation. We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.0 million. In fiscal year 2000, we recorded deferred compensation of approximately $1.9 million, net of reductions of $703,000 during the same period due to cancelled shares, which represented the intrinsic value of certain restricted stock awards. Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. Amortization of deferred compensation was $592,000 for the quarter ended March 31, 2001 and $336,000 for the first quarter of 2000.

     Interest Income, Net. Interest income, net, was $1.0 million and $1.1 million for the quarters ended March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

     As of March 31, 2001, our principal sources of liquidity included approximately $36.2 million of cash and cash equivalents and $29.5 million of investments in marketable securities. Net cash used in operating activities for the first quarter of 2001 primarily reflects our net loss for the period and a decrease in deferred revenue, partially offset by a decrease in accounts receivable.

     Net cash provided by investing activities was approximately $3.7 million for the quarter ended March 31, 2001, primarily related to sales and maturities of investments, partially offset by purchases of property and equipment and purchases of investments.

     Net cash provided by financing activities was $555,000, the result of proceeds from the exercise of stock options.

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

Other Factors Affecting Operating Results, Liquidity and Capital Resources

     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to this Item 2 above.

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

We Have Incurred Losses and May Incur Future Losses

     Our failure to significantly increase our revenues would seriously harm our business and operating results. There is no assurance that we will reach sustained profitability. As of March 31, 2001, we had an accumulated deficit of approximately $33.3 million. We expect to increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to increase our quarterly revenues to offset these increasing expenses and return to profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

Fluctuations in Quarterly Operating Results and Absence of Significant Backlog

     Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of our future performance. In the future, our operating results may be below the expectations of securities analysts and investors. Our failure to meet these expectations would likely seriously harm the market price of our common stock. Operating results vary depending on a number of factors, many of which are outside our control. Our operating results may also depend on general economic factors, including an economic slowdown or recession.

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

     Our expense levels are relatively fixed for a particular quarter and are based, in part, on expectations as to future revenues. As a result, if revenue levels fall below our expectations for a particular quarter, our operating results will be adversely affected because only a small portion of our expenses vary with our revenues. We have historically operated with little product backlog, because our products are generally delivered as orders are received. As a result, revenue in any quarter will depend on the volume and timing, and the ability to fill, orders received in that quarter. Our operating results may also depend on general economic factors, including an economic slowdown or recession.

We Expect Significant Increases in Our Operating Expenses

     While we expect Marimba's restructuring plan to lower expenses in the third and fourth quarters of 2001 over the long term, we intend to substantially increase our operating expenses as we:

     o Increase our sales and marketing activities, including expanding our direct sales force;

     o   Increase our research and development activities;

     o   Expand our customer  support and professional  services  organizations;
         and

     o   Expand our distribution channels.

     With these additional expenses, we must significantly increase our revenues in order to achieve and sustain profitability. These expenses will be incurred before we generate any revenues associated with this increased spending. If we do not significantly increase revenues from these efforts, our business and operating results would be adversely affected.

Our Success Depends on Desktop/Mobile Management (Castanet) Product Family

     We expect to continue to derive substantial revenues from our desktop/mobile management product line and related services. A decline in the price of our desktop/mobile management products or our inability to increase sales of these products would seriously harm our business and operating results. We cannot predict the success of desktop/mobile management products. We periodically update our desktop/mobile management products to make improvements and provide additional enhancements. New versions of this product line may not provide the benefits we expect and could fail to meet customers' requirements or achieve widespread market acceptance. Furthermore, new products such as our server management product line could fail to meet customer expectations or achieve widespread market acceptance.

     Our strategy requires our desktop/mobile management products to be highly scalable -- in other words, able to rapidly increase deployment size from a limited number of end-users to a very large number of end-users. If we are unable to achieve this level of scalability, the attractiveness of our products and services would be diminished.

We Need to Grow Our Server Management (Timbale) Product Revenues and Develop and Introduce New Products and Services

     During the first quarter of 2001 and fiscal year 2000, revenues from our server management product line accounted for 23% and 12%, respectively, of total license revenues. There can be no assurance that the revenues from this product line will grow, in absolute amount or as a percentage of total license revenues, or that our server management products will meet customer expectations or gain widespread market acceptance. To provide comprehensive systems management solutions, we will need to develop and introduce new products and services, which offer functionality that we do not currently provide. We may not be able to develop these technologies, and therefore, we may not be able to offer a comprehensive systems management solution. In addition, in the past we have experienced delays in new product releases, and we may experience similar delays in the future. If we fail to deploy new product releases on a timely basis, our business and operating results could be seriously harmed.

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

Implementation of Our Products by Large Customers May Be Complex and Customers Could Become Dissatisfied if Implementation of Our Products Proves Difficult, Costly or Time Consuming

     Our products must integrate with many existing computer systems and software programs used by our customers. Integrating with many other computer systems and software programs can be complex, time consuming and expensive and can cause delays in the deployment of our products for such customers. Customers could become dissatisfied with our products if implementations prove to be difficult, costly or time consuming, and this could negatively impact our ability to sell our products.

We Must Retain and Attract Key Personnel

     Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our President and Chief Executive Officer, John Olsen, and our Chairman and Chief Strategy Officer, Kim Polese. We have in the past lost senior management personnel. Several members of our senior management are relatively new to Marimba, and our success will depend in part on the successful assimilation and performance of these individuals.

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

We Are At Risk of Securities Class Action Litigation Due to Our Stock Price Volatility

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part II, Item 1 - "Legal Proceedings" of this report. The defense of the litigation described in Part II, Item 1 may increase our expenses and divert our management's attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

We Need to Develop Third-Party Distribution Relationships

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

We Need to Develop and Expand Our Sales, Marketing and Distribution Capabilities

     We need to expand our direct sales and marketing operations in order to increase market awareness of our products, market our products to a greater number of enterprises and generate increased revenues. Competition for qualified sales personnel is intense and we may not be able to hire enough qualified sales personnel in the future. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New hires require extensive training and typically take at least six months to achieve full productivity. In addition, we have limited experience marketing our products broadly to a large number of potential customers, both in the United States and elsewhere.

We Need to Expand Our Professional Services

     We may not be able to attract, train or retain the number of highly qualified services personnel that our business needs. We believe that growth in our product sales depends on our ability to provide our customers with professional services and to educate third-party resellers and consultants on how to provide similar services. Over the long term, we plan to increase the number of our services personnel to meet these needs. However, competition for qualified services personnel is intense.

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

     Almost all of our products are written in Java and require a Java virtual machine in order to operate. Vendors offering these Java virtual machines may not continue to make these implementations of the Java virtual machines available at commercially reasonable terms or at all. Furthermore, if Sun Microsystems, Inc. were to make significant changes to the Java language or Java virtual machine implementations of Sun Microsystems, Inc. and other vendors, or they fail to correct defects and limitations in these products, our ability to continue to improve and ship our products could be impaired. In the future, our customers may also require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms. Our customers may also use particular implementations of the Java virtual machines that may not be technically or commercially acceptable for integration into our products.

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

Volatility of Stock Price

     The market price of our common stock has been and is likely to continue to be highly volatile. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technological innovations, new products or new contracts by us or our competitors, developments with respect to patents or proprietary rights and related litigation, other material litigation involving Marimba, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology companies. These types of broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such a company. Such litigation against Marimba could result in substantial costs and a diversion of our attention and resources and seriously harm our business and operating results.

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

We Have Experienced Recent Credit-Related Issues with Certain of Our Customers and We May Not Achieve Anticipated Revenue if We Need to Defer a Significant Amount of Revenue

     We have experienced recent credit-related issues with certain of our existing and proposed customers, primarily due to the economic slowdown in the United States. Certain of these customers are in the process of obtaining funding, and in certain cases, we have deferred a portion or all of the revenues from these customers until they have achieved adequate levels of financing and are able to compensate us. Should we have more customers than we anticipate with credit issues, or if payment is not received on a timely basis, our business, operating results and general financial condition could be seriously harmed.

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

     Furthermore, in order to be successful in this emerging market, we must be able to differentiate Marimba from our competitors through our product and service offerings and brand name recognition. We may not be successful in differentiating Marimba or achieving widespread market acceptance of our products and services. Furthermore, enterprises that have already invested substantial resources in other methods of deploying and managing their applications, content and/or services may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems.

We Depend on Continued Use of the Internet and Growth of Electronic Business

     Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium for commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and few proven services and products exist.

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

We Must Respond to Rapid Technological Change and Evolving Industry Standards

     The markets for our systems management solutions are marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. New solutions based on new technologies or new industry standards can quickly render existing solutions obsolete and unmarketable. Any delays in our ability to develop and release enhanced or new solutions could seriously harm our business and operating results. Our technology is complex, and new products, enhancements and services can require long development and testing periods. Our failure to conform to prevailing standards could have a negative effect on our business and operating results.

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

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     In late April and early May 2001, three complaints were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., Morgan Stanley & Co., Incorporated, Credit Suisse First Boston Corporation and Bear Stearns & Co. Inc. as defendants (No. 01 CV 3483, No. 01 CV 3833 and No. 01 CV 3858). In addition to naming the above parties, the complaints also name as defendants Fred Gerson, Kim Polese and Arthur van Hoff, existing and former directors and/or officers of Marimba. The plaintiffs seek to have the matters certified as a class action of purchasers of the common stock of Marimba during the period from April 30, 1999 to March 27, 2000. The complaints allege, among other things, that Marimba and the individual defendants named in the complaints violated the federal securities laws by issuing and selling our common stock in our initial public offering in April 1999 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000. Marimba anticipates that the three actions described above, and any additional related complaints that may be filed, will be consolidated into a single action. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, Marimba cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.


ITEM 2. CHANGES IN SECURITIES.

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


ITEM 5. OTHER INFORMATION.

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         None.

     (b) Reports on Form 8-K.

         None.

                                  MARIMBA, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MARIMBA, INC.


Date:   May 15, 2001                         By: /s/ Kenneth W. Owyang
                                                --------------------------------
                                                Kenneth W. Owyang
                                                Vice President, Finance and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)