Form 10-Q
period 2001-06-30
MARIMBA INC
filed 2001-08-06
CIK 1078295

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


                  For the quarterly period ended June 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant  was  required to file such  reports)  Yes X No   , and (2) has been
subject to such filing requirements for the past 90 days. Yes X No  .

         The number of shares outstanding of the Registrant's Common Stock as of July 20, 2001 was 24,058,198.

================================================================================

                                           MARIMBA, INC.

                                               INDEX
                                                                                             Page No.
                                                                                             -------
Part I.  Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2001
              and December 31, 2000                                                               1

              Condensed Consolidated Statements of Operations and
              Comprehensive Income (Loss) for the Three and Six Months Ended
              June 30, 2001 and 2000                                                              2

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2001 and 2000                                             3

              Notes to Condensed Consolidated Financial Statements                                4

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                 7

Item 3.       Qualitative and Quantitative Disclosure About Market Risk                          17

Part II.  Other Information

Item 1.       Legal Proceedings                                                                  19

Item 2.       Changes in Securities and Use of Proceeds                                          19

Item 3.       Defaults Upon Senior Securities                                                    19

Item 4.       Submission of Matters to a Vote of Security Holders                                19

Item 5.       Other Information                                                                  20

Item 6.       Exhibits and Reports on Form 8-K                                                   20

Signature                                                                                        21

Exhibit Index                                                                                    22





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MARIMBA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                                                     June 30,      December 31,
                                                                                       2001            2000
                                                                                    ---------      ------------
                                                                                   (unaudited)         (1)

ASSETS
Current assets:
     Cash and cash equivalents............................................           $ 30,973      $ 33,122
     Short-term investments...............................................             25,254        31,407
     Accounts receivable, net.............................................              7,704        12,500
     Note receivable from officer.........................................               782           --
     Prepaid expenses and other current assets............................              1,396         1,599
                                                                                     --------      --------
          Total current assets............................................             66,109        78,628
Property and equipment, net...............................................              4,786         4,274
Long-term investments.....................................................              5,654         4,146
Other assets..............................................................                360           360
                                                                                     --------      --------
                                                                                     $ 76,909      $ 87,408
                                                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities.............................           $  1,757      $  2,881
     Accrued compensation.................................................              3,369         4,055
     Deferred revenue.....................................................             11,046        13,516
                                                                                     --------      --------
          Total current liabilities.......................................             16,172        20,452

Long-term liabilities.....................................................                225           153

Stockholders' equity:
     Common stock.........................................................                  2             2
     Additional paid-in capital...........................................             98,238        97,222
     Deferred compensation................................................               (728)       (1,882)
     Cumulative translation adjustment....................................                (48)          (42)
     Unrealized gain on investments.......................................                110            33
     Accumulated deficit..................................................            (37,062)      (28,530)
                                                                                     --------      --------
          Stockholders' equity............................................             60,512        66,803
                                                                                     --------      --------
                                                                                     $ 76,909      $ 87,408

    (1) The balance sheet at December 31,2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                       1

                             See accompanying notes.

                                                    MARIMBA, INC.

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE INCOME (LOSS)
                                      (in thousands, except per share amounts)


                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
                                                                  ----------------------     -----------------------
                                                                     2001         2000          2001           2000
                                                                  ---------     --------     ---------     ---------
                                                                         (unaudited)                (unaudited)
Revenues:
     License.................................................      $  8,281      $  9,163    $  15,264      $ 17,224
     Service.................................................         3,904         2,953        7,925         5,459
                                                                   --------      --------    ---------      --------
Total revenues...............................................        12,185        12,116       23,189        22,683
Cost of revenues:
     License.................................................           137           195          260           327
     Service.................................................         1,462           922        3,327         1,813
                                                                   --------      --------    ---------      --------
Total cost of revenues.......................................         1,599         1,117        3,587         2,140
                                                                   --------      --------    ---------      --------
Gross profit.................................................        10,586        10,999       19,602        20,543
Operating expenses:
     Research and development................................         2,711         2,476        5,966         5,018
     Sales and marketing.....................................         9,059         6,710       17,928        13,624
     General and administrative..............................         1,781         1,475        3,907         2,821
     Restructuring costs.....................................           789          --            789           --
     Amortization of deferred compensation...................           526           205        1,118           542
                                                                   --------      --------    ---------      --------
Total operating expenses.....................................        14,866        10,866       29,708        22,005
                                                                   --------      --------    ---------      --------
Income (loss) from operations................................        (4,280)          133      (10,106)       (1,462)
Interest income, net ........................................           651         1,150        1,682         2,204
                                                                   --------     ---------    ---------      --------
Income (loss) before income taxes............................        (3,629)        1,283       (8,424)          742
Provision for income taxes...................................            87            31          108           149
                                                                   --------      --------    ---------      --------
Net income (loss)............................................      $ (3,716)     $  1,252    $  (8,532)     $    593
                                                                   ========      ========    =========      ========

Other comprehensive income (loss):
     Translation adjustment..................................             5           (12)          (6)          (17)
     Unrealized gain (loss) on investments...................           (20)           66           77            42
                                                                   --------      --------    ---------      --------
Comprehensive income (loss)..................................      $ (3,731)     $  1,306    $  (8,461)     $    617
                                                                   ========      ========    =========      ========

Basic earnings (loss) per share..............................      $   (.16)     $    .05    $    (.36)     $    .03
                                                                   ========      ========    =========      ========
Diluted earnings (loss) per share............................      $   (.16)     $    .05    $    (.36)     $    .02
                                                                   ========      ========    =========      ========

Shares used in per share calculation - basic                         23,708        23,142       23,642        23,068
                                                                   ========      ========    =========      ========
Shares used in per share calculation - diluted                       23,708        24,739       23,642        24,950
                                                                   ========      ========    =========      ========

                                               See accompanying notes.

                                                         2

                                  MARIMBA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                     ---------------------
                                                                       2001         2000
                                                                     --------     --------
                                                                           (unaudited)

Operating activities:
Net income (loss)...............................................     $ (8,532)   $     593
Adjustments to reconcile net loss to net cash used in
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization..............................        1,045          775
     Amortization of deferred compensation......................        1,118          542
     Other......................................................           (5)         (19)
     Changes in operating assets and liabilities:
       Accounts receivable, net.................................          943       (5,172)
       Note receivable from officer.............................         (782)          --
       Prepaid expenses and other current assets................          203           49
       Other assets.............................................           --         (298)
       Accounts payable and accrued liabilities.................       (1,124)        (979)
       Accrued compensation.....................................         (686)         443
       Long-term liabilities....................................           72           --
       Deferred revenue.........................................       (2,470)       3,320
                                                                     --------    ---------
          Net cash used in operating activities.................      (10,218)        (746)
                                                                     --------    ---------

Investing activities:
Capital expenditures............................................       (1,556)      (1,033)
Purchases of investments........................................      (35,033)     (17,245)
Sales of investments............................................       39,755       31,850
                                                                     --------    ---------
          Net cash provided by (used in) investing activities...        3,166      (13,572)
                                                                     --------    ---------
Financing activities:
Proceeds from issuance of common stock, net of repurchases......        1,050        1,218
Proceeds from transfer of financial assets.....................         3,853           --
Principal payments under capital lease obligations..............           --          (49)
                                                                     --------    ---------
          Net cash provided by financing activities.............        4,903        1,169
                                                                     --------    ---------
Net increase (decrease) in cash and cash equivalents............       (2,149)      13,995
Cash and cash equivalents at beginning of period................       33,122       22,263
                                                                     --------    ---------
Cash and cash equivalents at end of period......................     $ 30,973    $  36,258
                                                                     ========    =========

Supplemental disclosure of noncash investing and financing activities

       Deferred compensation reduction due to cancelled shares       $     36    $      --
                                                                     ========    =========

                             See accompanying notes.

                                  MARIMBA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba, Inc. ("Marimba", the "Company", "we", "our" or "us") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2000 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 28, 2001. Results for the interim periods are not necessarily indicative of results for the fiscal year ending December 31, 2001 or for any future interim or full-year period.

Net Loss Per Share

    Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

    The following  table presents the  calculation of basic and diluted net loss per share:
                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
                                                                --------------------------  ------------------------
                                                                    2001           2000         2001         2000
                                                                ------------  ------------  ------------  ----------
                                                                        (in thousands, except per share data)

Net income (loss)......................................            $(3,716)      $ 1,252      $(8,532)     $   593
                                                                   =======       =======      =======      =======

Weighted-average shares - Basic:
Weighted-average shares of common stock outstanding                 23,909        23,301       23,810       23,279
   Less weighted-average shares subject to repurchase..               (201)         (159)        (168)        (211)
                                                                   -------       -------      -------      -------
        Weighted-average shares - Basic................             23,708        23,142       23,642       23,068

Effect of dilutive securities: Employee stock options..                 --         1,597           --        1,882
                                                                   -------       -------      -------      -------


Weighted average shares - diluted......................             23,708        24,739       23,642       24,950
                                                                   =======       =======      =======      =======

Net income (loss) per share - Basic....................            $  (.16)      $   .05      $  (.36)     $   .03
                                                                   =======       =======      =======      =======
Net income (loss) per share -Diluted...................            $  (.16)      $   .05      $  (.36)     $   .02
                                                                   =======       =======      =======      =======

    Weighted-average options outstanding to purchase 6,924,000 and 6,793,000 shares of common stock for the three and six months ended June 30, 2001 were not included in the computation of diluted net loss per share, because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

Revenue Concentration

   Two customers accounted for 21% and 16% of total revenues in the second quarter of 2001. In the second quarter of 2000, three customers accounted for 21%, 16% and 13% of revenues. In the first six months of 2001, two customers accounted for 13% and 11% of revenues, and in the comparable period of 2000, two customers accounted for 13% and 12% of revenues.

Financing

   In June 2001, Marimba entered into a $5 million receivables purchase facility with a bank, pursuant to which Marimba may transfer qualifying accounts receivables to the bank on a non-recourse basis. The purchase facility with the bank expires in June 2002. Transfers under this facility are recorded as sales and accounted for in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During the second quarter of 2001, Marimba transferred to the bank accounts receivables totaling approximately $3.9 million, which approximated fair value. Transfers of accounts receivables for cash are reported in the consolidated statement of cash flows as a financing activity.

2.   Legal Matters

Securities Litigation

   Beginning in late April 2001, a number of identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company's initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints allege, among other things, that the underwriters of the company's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. Marimba and certain of its officers and directors are named in the complaints pursuant to
Section 11 of the Securities Act of 1933, and one of such complaints includes a claim against Marimba and such officers and directors under Section 10(b) of the Securities Exchange Act of 1934. Similar complaints have been filed against more than 90 other issuers that have had initial public offerings since 1998. Marimba anticipates that the actions described above, and any additional related complaints that may be filed, will be consolidated into a single action. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

Beck Systems vs. Marimba

     On July 6, 2001, Beck Systems, Inc. filed a complaint against Marimba, Inc. and two of its customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. Beck Systems alleges that Marimba's infringement relates to the manufacture and marketing of its desktop/mobile management and server management products. We intend to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

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

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 141 will have a material effect on our operating results or financial positions.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material effect on our operating results or financial position.

4.   Restructuring

    On April 26, 2001, Marimba announced a restructuring plan. The plan involved the elimination of approximately 20% of the workforce, or 60 employees and independent contractors across all company departments. In addition, Marimba has implemented a number of cost cutting initiatives, including the cancellation of certain discretionary marketing programs, suspension of executive cash bonuses, reduction of executive salaries, and the discontinuation of Marimba.net, our managed service provider division. Marimba recorded a charge of $789,000 in the second quarter of 2001 related to the restructuring plan, which consisted of personnel costs of $583,000, facilities and equipment costs of $136,000 and other costs of $70,000.

5.   Stock Option Exchange

     During the period from April 27 to July 23, 2001, Marimba offered a voluntary stock option exchange program to its employees, and a total of 1,369,500 shares of the Marimba's Common Stock were accepted for exchange under the program. Members of our Board of Directors and our executive officers, however, were not eligible to participate in the program. Under the program, Marimba employees were given the opportunity, if they so chose, to cancel outstanding stock options previously granted to them at an exercise price of at least $7.50 per share, in exchange for new options to be granted no earlier than six months and one day after July 23, 2001; provided, however, that options granted on or after January 23, 2001 (even if they had an exercise price under $7.50 per share) had also to be exchanged if the option holder chose to exchange one or more options granted prior to January 23, 2001 at an exercise price of at least $7.50 per share. The number of shares subject to the new options were determined by applying an exchange ratio in the range of 1:1 to 1:2 (i.e., one new option share for every two canceled option shares) based on the exercise price of the canceled option. The exercise price of these new options will be equal to the closing price of our common stock on the Nasdaq National Market on the date the new options are granted. The exchange program was designed to comply with FAS Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting.

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

    In January 1997, we released the first version of our desktop/mobile management software. Since that time, we have continued to develop and market that product line and enhance the core infrastructure with additional functionality and add-on products. In the first half of 2000, Marimba released two new products in its server management product line.

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

    Since inception,  we have made substantial  investments in sales,  marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $37.1 million at June 30, 2001. We believe that our success depends on further increasing our customer base and on growth in our market overall. Accordingly, we intend to continue to invest heavily in sales, marketing and research and development.

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

Results of Operations

    The following  table sets forth certain  statements of operations  data as a percentage  of total  revenues  for the three and six months ended June 30, 2001 and 2000. This data has been derived from the unaudited  condensed  consolidated financial  statements  contained  in this Form 10-Q  which,  in the  opinion  of management  includes  all  adjustments,  consisting  only  of  normal  recurring adjustments,  necessary to present fairly the financial  position and results of operations for the interim periods. The operating results for any quarter should not be considered  indicative of results of any future period.  This information should be read in conjunction  with the  Consolidated  Financial  Statements and
Notes  thereto  included in  Marimba's  Annual  Report on Form 10-K for the year ended December 31, 2000.
                                                     Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                   ----------------------     ----------------------
                                                     2001          2000         2001          2000
                                                   ---------    ---------     --------     ---------
Consolidated Statement of Operations Data:
Revenues:
  License....................................         68.0%        75.6%         65.8%        75.9%
  Service....................................         32.0         24.4          34.2         24.1
                                                     -----        -----         -----        -----
Total revenues...............................        100.0        100.0         100.0        100.0
Cost of revenues:
  License....................................          1.1          1.6           1.1          1.4
  Service....................................         12.0          7.6          14.4          8.0
                                                     -----        -----         -----        -----
Total cost of revenues.......................         13.1          9.2          15.5          9.4
                                                     -----        -----         -----        -----
Gross margin.................................         86.9         90.8          84.5         90.6
Operating expenses:
  Research and development...................         22.2         20.4          25.7         22.1
  Sales and marketing........................         74.3         55.4          77.3         60.1
  General and administrative.................         14.6         12.2          16.8         12.4
  Restructuring..............................          6.5            -           3.4            -
  Amortization of deferred compensation......          4.4          1.7           4.9          2.4
                                                     -----        -----         -----        -----
Total operating expenses.....................        122.0         89.7         128.1         97.0
                                                     -----        -----         -----        -----
Income (loss) from operations................        (35.1)         1.1         (43.6)        (6.4)
Interest income, net.........................          5.3          9.5           7.3          9.7
                                                     -----        -----         -----        -----
Income (loss) before income taxes............        (29.8)        10.6         (36.3)         3.3
Provision for income taxes...................         (0.7)        (0.3)         (0.5)        (0.7)
                                                     -----        -----         -----        -----
Net income (loss)............................        (30.5)%       10.3%        (36.8)%        2.6%
                                                     =====        =====         =====        =====

Revenues

    Total revenues increased $69,000 or 1%, to $12.2 million in the second quarter of 2001 from $12.1 million in the second quarter of 2000. For the six months ended June 30, 2001, total revenues increased 2% to $23.2 million from $22.7 million in the comparable period of 2000.

    License Revenues. License revenues decreased $882,000, or 10%, to $8.3 million in the second quarter of 2001 from $9.2 million in the second quarter of 2000. License revenues in the six months ended June 30, 2001 decreased 11% to $15.3 million from $17.2 million in the comparable period of 2000. As a percentage of total revenues, license revenues decreased to 68% and 66% of total revenues in the three and six month periods ended June 30, 2001, respectively, from 76% in each of the comparable periods of 2000. The reduction of license revenues for the comparative three and six month periods was due to a decrease in product licenses sold, reflecting the impact of the general economic slowdown, primarily through delays in customers' IT purchases and lengthening sales cycles.

    Service Revenues. Service revenues include maintenance and support, consulting and training. Service revenues increased $951,000, or 32%, to $3.9 million in the second quarter of 2001 from $3.0 million in the second quarter of 2000. Service revenues in the six months ended June 30, 2001 increased $2.5 million, or 45%, to $7.9 million in the comparable period of 2000. As a percentage of total revenues, service revenues increased to 32% and 34% of total revenues in the three and six month periods ended June 30, 2001, respectively, from 24% in each of the comparable periods of 2000. The increase in service revenues for the comparative three and six month periods was due primarily to increased maintenance revenues from a larger installed base of customers and increased revenue from consulting services.

Costs of Revenues

    Cost of License Revenues. Cost of license revenues consists primarily of the cost of third-party software products that were either integrated into our products or resold by Marimba. Cost of license revenues were less than 2% of revenues in the three and six month periods ended June 30, 2001 and 2000. We expect cost of license revenues to increase in absolute dollar amount during 2001, but to remain a relatively small percentage of total revenues.

    Cost of Service Revenues. Cost of service revenues increased $540,000, or 59%, to $1.5 million in the second quarter of 2001 from $922,000 in the second quarter of 2000. For the first six months of 2001, cost of service revenues increased $1.5 million, or 84%, to $3.3 million from $1.8 million for the comparable period of 2000. The increase in cost of service revenues was due primarily to the use of external consulting services and growth in our customer support and professional services organizations.

Operating Expenses

    Research and Development. Research and development ("R&D") expenses increased $235,000, or 9%, to $2.7 million in the second quarter of 2001 from $2.5 million in the second quarter of 2000. For the first six months of 2001, research and development expenses increased $948,000, or 19%, to $6.0 million from $5.0 million in the comparable period of 2000. R&D expenses increased in absolute dollars due primarily to an increase in personnel-related costs.

    Sales and Marketing. Sales and marketing expenses increased $2.3 million, or 35%, to $9.1 million in the second quarter of 2001 from $6.7 million in the second quarter of 2000. For the first six months of 2001, sales and marketing expenses increased $4.3 million, or 32%, to $17.9 million from $13.6 million in the comparable period of 2000. 22

    Sales and marketing expenses increased for the comparative three and six month periods in absolute dollars due primarily to increased personnel-related costs resulting from the continued expansion of our domestic and international sales organizations, increased marketing programs, sales promotion activities and higher recruiting costs.

    General and Administrative. General and administrative ("G&A") expenses increased $306,000, or 21%, to $1.8 million in the second quarter of 2001 from $1.5 million in the second quarter of 2000. For the first six months of 2001, G&A expenses increase $1.1 million, or 38% to $3.9 million from $2.8 million in the comparable period of 2000. The increase in G&A expenses was due primarily to increased personnel costs, partially offset by a decrease in legal fees due to the settlement of our lawsuit with Novadigm in November 2000.

    Deferred Compensation. We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.0 million. In fiscal year 2000, we recorded deferred compensation of approximately $1.9 million, net of reductions of $703,000 during the same period due to cancelled shares, which represented the intrinsic value of certain restricted stock awards. Amortization of deferred compensation was $526,000 and $1.1 million for the three and six months ended June 30, 2001. Deferred compensation is being amortized over the vesting periods of the options and restricted stock awards on a graded vesting method.

    Interest Income, Net. Interest income, net, decreased to $651,000 in the second quarter of 2001 from $1.2 million in the second quarter of 2000. For the first six months of 2001, interest income, net, decreased to $1.7 million from $2.2 million in the comparable period of 2000. The decrease for the comparative three and six month periods resulted from lower investment balances and lower interest rates.

Restructuring

    On April 26, 2001, Marimba announced a restructuring plan. The plan involved the elimination of approximately 20% of the workforce, or 60 employees and independent contractors across all company departments. In addition, Marimba has implemented a number of cost cutting initiatives, including the cancellation of certain discretionary marketing programs, suspension of executive cash bonuses, reduction of executive salaries, and the discontinuation of Marimba.net, our managed service provider division. Marimba recorded a charge of $789,000 in the second quarter of 2001 related to the restructuring plan, which consisted of personnel costs of $583,000, facilities costs of $136,000 and other costs of $70,000.

Liquidity and Capital Resources

      As of June 30, 2001, our principal sources of liquidity included approximately $31.0 million of cash and cash equivalents and $30.9 million of investments in short and long-term marketable securities. Net cash used in operating activities for the first six months of 2001 primarily reflects our net loss for the period and decreases in deferred revenue, accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable.

     Net cash provided by investing activities was approximately $3.1 million for the first six months of 2001, primarily relating to sales and maturities of investments, partially offset by purchases of property and equipment and purchases of investments.

     Net cash provided by financing activities was $4.9 million for the first six months of 2001, of which $1.0 million was the result of proceeds from the exercise of stock options. Also, in June 2001, Marimba entered into a $5 million receivables purchase facility with a bank, pursuant to which Marimba may transfer qualifying accounts receivables to the bank on a non-recourse basis. The purchase facility with the bank expires in June 2002. Transfers under this facility are recorded as sales and accounted for in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During the second quarter of 2001, Marimba transferred to the bank accounts receivables totaling $3.9 million, which approximated fair value.

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

We Have Incurred Losses and May Incur Future Losses

    Our failure to significantly increase our revenues would seriously harm our business and operating results. There is no assurance that we will reach sustained profitability. As of June 30, 2001, we had an accumulated deficit of approximately $37.1 million. We expect over the long term to increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to increase our quarterly revenues to offset these increasing expenses and return to profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

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

We Expect Significant Increases in Our Operating Expenses

    While we expect Marimba's restructuring plan to lower expenses in the near term, we intend to substantially increase our operating expenses over the long term as we:

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

Our Success Depends on our Desktop/Mobile Management Product Family

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

We Need to Grow Our Server Management Product Revenues and Develop and Introduce New Products and Services

    During the second quarter of 2001, revenues from our server management product line accounted for 15% of total license revenues. There can be no assurance that the revenues from this product line will grow, in absolute amount or as a percentage of total license revenues, or that our server management products will meet customer expectations or gain widespread market acceptance. To provide comprehensive systems management solutions, we will need to develop and introduce new products and services, which offer functionality that we do not currently provide. We may not be able to develop these technologies, and therefore, we may not be able to offer a comprehensive systems management solution. In addition, in the past we have experienced delays in new product releases, and we may experience similar delays in the future. If we fail to deploy new product releases on a timely basis, our business and operating results could be seriously harmed.

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

    If we fail to generate repeat and expanded business from our current customers, our business and operating results would be seriously harmed. Many of our customers initially make a limited purchase of our products and services for pilot programs. These customers may not choose to purchase additional licenses to expand their use of our products. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require the functionality provided by our new products and may not ultimately license these products.

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

We Must Retain and Attract Key Personnel

    Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our President and Chief Executive Officer, Rich Wyckoff, and our Chairman and Chief Strategy Officer, Kim Polese. We have in the past lost senior management personnel. Several members of our senior management are relatively new to Marimba, and our success will depend in part on the successful assimilation and performance of these individuals.

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

    o Companies that market products that support the distribution of software applications and content; and

    o   Desktop software management suites.

    In addition, we compete with various methods of application distribution and management, including thin client systems and web browsers, and with application server vendors and others that have introduced software distribution capabilities into their products.

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

We Are Involved in Patent Infringement Litigation and May Be Found to Infringe Proprietary Rights of Others

     We are a defendant in the patent infringement litigation described in Part II, Item 1 - "Legal Proceedings" of this report. We intend to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Our defense of this litigation, regardless of the merits of the complaint, has been, and will likely continue to be, time-consuming, costly and a diversion for Marimba's technical and management personnel. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

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

    We could incur substantial costs to defend any intellectual property litigation (including the one described above), and intellectual property litigation could force us to do one or more of the following:

    o Our paying monetary damages, which could be tripled if the infringement is found to have been willful;
    o The issuance of a preliminary or permanent injunction requiring us to stop selling one or more of our products in their current forms;
    o Our having to redesign one or more of our products, which could be costly and time-consuming and could substantially delay shipments, assuming that a redesign is feasible;
    o Our having to reimburse the holder of the infringed intellectual property for some or all of its attorneys' fees and costs;
    o Our having to obtain from the holder licenses to its intellectual property, which licenses might not be made available to us on reasonable terms; or
    o Our having to indemnify our customers against any losses they may incur due to the alleged infringement.

    In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

We Are Involved in a Securities Class Action Litigation and Are At Risk of Additional Similar Litigation

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

PART II.      OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS.

Securities Litigation

Beginning in late April 2001, a number of identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company's initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints allege, among other things, that the underwriters of the company's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. Marimba and certain of its officers and directors are named in the complaints pursuant to
Section 11 of the Securities Act of 1933, and one of such complaints includes a claim against Marimba and such officers and directors under Section 10(b) of the Securities Exchange Act of 1934. Similar complaints have been filed against more than 90 of other issuers that have had initial public offerings since 1998. Marimba anticipates that the actions described above, and any additional related complaints that may be filed, will be consolidated into a single action. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

Beck Systems vs. Marimba

     On July 6, 2001, Beck Systems, Inc. filed a complaint against Marimba, Inc. and two of its customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. Beck Systems alleges that Marimba's infringement relates to the manufacture and marketing of its desktop/mobile management and server management products. We intend to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

Item 2. CHANGES IN SECURITIES.

    None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The 2001 annual meeting of stockholders of Marimba held on June 7, 2001 was adjourned until September 6, 2001, and none of the proposed formal business was conducted at such meeting. The motion to adjourn the annual meeting of stockholders until on or about September 6, 2001 was voted on as follows:

        For:                    19,596,750
        Against:                         0
        Abstain:                         0

Item 5.  OTHER INFORMATION.

         In June 2001, Marimba entered into a $5 million receivables purchase facility with a bank, pursuant to which Marimba may transfer qualifying accounts receivables to the bank on a non-recourse basis. The purchase facility with the bank expires in June 2002. During the second quarter of 2001, Marimba transferred accounts receivables totaling $3.9 million to the bank under the purchase facility.

         Effective July 8, 2001, John F. Olsen resigned as President, Chief Executive Officer and a director of Marimba.

         Effective July 9, 2001, Richard C. Wyckoff was appointed as President, Chief Executive Officer and a director of Marimba.

         Effective July 20, 2001, Eric J. Keller was appointed as a director of Marimba.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            Exhibit No.    Description
            -----------    -----------
            10.1           Non-Recourse  Receivables  Purchase Agreement between
                           Silicon Valley Bank and the Registrant dated as of June 25, 2001.

      (b)   Reports on Form 8-K.

            None.

                                  MARIMBA, INC.
                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MARIMBA, INC.


Date:   August 6, 2001       By:   /s/ Kenneth W. Owyang
                                  ----------------------------------------
                                  Kenneth W. Owyang
                                  Vice President, Finance and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------
10.1              Non-Recourse  Receivables  Purchase  Agreement between Silicon
                  Valley Bank and the Registrant dated as of June 25, 2001.