Form 10-Q
period 2001-09-30
MARIMBA INC
filed 2001-11-01
CIK 1078295

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001


                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been
                                                  -
subject to such filing requirements for the past 90 days. Yes X No ___.
                                                             ---

     The number of shares outstanding of the Registrant's Common Stock as of October 30, 2001 was 23,986,041.

================================================================================

                                  MARIMBA, INC.

                                      INDEX

                                                                                             Page No.
                                                                                             -------
Part I.  Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 2001
           and December 31, 2000                                                               1

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the Three and Nine Months Ended
           September 30, 2001 and 2000                                                         2

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2001 and 2000                                       3

           Notes to Condensed Consolidated Financial Statements                                4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                 7

Item 3.    Qualitative and Quantitative Disclosure About Market Risk                          17

Part II.  Other Information

Item 1.    Legal Proceedings                                                                  19

Item 2.    Changes in Securities and Use of Proceeds                                          19

Item 3.    Defaults Upon Senior Securities                                                    19

Item 4.    Submission of Matters to a Vote of Security Holders                                20

Item 5.    Other Information                                                                  20

Item 6.    Exhibits and Reports on Form 8-K                                                   21

Signature                                                                                     21

Exhibit Index                                                                                 22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  MARIMBA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    September 30,     December 31,
                                                                                         2001             2000
                                                                                       --------       ------------
                                                                                      (unaudited)          (1)
ASSETS
Current assets:
     Cash and cash equivalents............................................             $ 23,111        $ 33,122
     Short-term investments...............................................               25,334          31,407
     Accounts receivable, net.............................................                5,628          12,500
     Note receivable from officer.........................................                  782              --
     Prepaid expenses and other current assets............................                1,336           1,599
                                                                                       --------        --------
          Total current assets............................................               56,191          78,628
Property and equipment, net...............................................                4,343           4,274
Long-term investments.....................................................               12,951           4,146
Other assets..............................................................                  360             360
                                                                                       --------        --------
                                                                                       $ 73,845        $ 87,408
                                                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities.............................             $  2,251        $  2,881
     Accrued compensation.................................................                2,725           4,055
     Deferred revenue.....................................................               10,547          13,516
                                                                                       --------        --------
          Total current liabilities.......................................               15,523          20,452

Long-term liabilities.....................................................                  247             153

Stockholders' equity:
     Common stock.........................................................                    2               2
     Additional paid-in capital...........................................              100,281          97,222
     Deferred compensation................................................               (2,076)         (1,882)
     Cumulative translation adjustment....................................                  (55)            (42)
     Unrealized gain on investments.......................................                  259              33
     Accumulated deficit..................................................              (40,336)        (28,530)
                                                                                       --------        --------
          Stockholders' equity............................................               58,075          66,803
                                                                                       --------        --------
                                                                                       $ 73,845        $ 87,408
                                                                                       ========        ========

    (1) The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                  MARIMBA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)

                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                  -----------------------    -----------------------
                                                                     2001           2000       2001           2000
                                                                  ---------     ---------    ---------     ---------
                                                                         (unaudited)                (unaudited)
Revenues:
     License.................................................      $  5,880     $  6,560     $  21,144     $  23,784
     Service.................................................         4,126        3,548        12,051         9,007
                                                                   --------     --------     ---------     ---------
Total revenues...............................................        10,006       10,108        33,195        32,791
Cost of revenues:
     License.................................................           148          116           408           443
     Service.................................................         1,320        1,064         4,647         2,877
                                                                   --------     --------     ---------     ---------
Total cost of revenues.......................................         1,468        1,180         5,055         3,320
                                                                   --------     --------     ---------     ---------
Gross profit.................................................         8,538        8,928        28,140        29,471
Operating expenses:
     Research and development................................         2,514        2,856         8,480         7,874
     Sales and marketing.....................................         7,075        6,987        25,003        20,611
     General and administrative..............................         2,218        7,691         6,125        10,512
     Restructuring costs.....................................            --           --           789            --
     Amortization of deferred compensation...................           572          585         1,690         1,127
                                                                   --------     --------     ---------     ---------
Total operating expenses.....................................        12,379       18,119        42,087        40,124
                                                                   --------     --------     ---------     ---------
Loss from operations.........................................        (3,841)      (9,191)      (13,947)      (10,653)
Interest income, net ........................................           597        1,205         2,279         3,409
                                                                   --------     --------     ---------     ---------
Loss before income taxes.....................................        (3,244)      (7,986)      (11,668)       (7,244)
Provision for income taxes...................................            30                        138           150
                                                                   --------     --------     ---------     ---------
Net loss.....................................................      $ (3,274)    $ (7,986)    $ (11,806)    $  (7,394)
                                                                   ========     =========    =========     =========
Other comprehensive loss:
     Translation adjustment..................................            (7)          (4)          (13)          (21)
     Unrealized gain on investments..........................           149          130           226           172
                                                                   --------     --------     ---------     ---------
Comprehensive loss...........................................      $ (3,132)    $ (7,860)    $  11,593)    $  (7,243)
                                                                   ========     ========     =========     =========


Basic and diluted net loss per share.........................      $   (.14)    $   (.34)    $    (.50)    $    (.32)
                                                                   ========     ========     =========     =========

Shares used in per share calculation - basic and diluted             23,749       23,255        23,677        23,130
                                                                   ========     ========     =========     =========

                             See accompanying notes.

                                  MARIMBA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                    -----------------------
                                                                       2001          2000
                                                                    ----------   ----------
                                                                           (unaudited)

Operating activities:
Net loss........................................................    $(11,806)    $  (7,394)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization..............................       1,578         1,184
     Amortization of deferred compensation......................       1,690         1,127
     Other......................................................         148           (20)
     Changes in operating assets and liabilities:
       Accounts receivable, net.................................       3,019          (293)
       Note receivable from officer.............................        (782)           --
       Prepaid expenses and other current assets................         263          (188)
       Other assets.............................................          --          (258)
       Accounts payable and accrued liabilities.................        (630)        2,453
       Accrued compensation.....................................       1,330)        1,651
       Long-term liabilities....................................          94            --
       Deferred revenue.........................................      (2,969)        1,239
                                                                    --------     ---------
          Net cash used in operating activities.................     (10,725)         (499)
                                                                    --------     ---------

Investing activities:
Capital expenditures............................................      (1,711)       (1,616)
Purchases of investments........................................     (52,593)      (21,640)
Sales of investments............................................      50,087        36,010
                                                                    --------     ---------
          Net cash used in investing activities.................      (4,217)      (12,754)
                                                                    --------     ---------

Financing activities:
Proceeds from issuance of common stock, net of repurchases......       1,078         1,569
Proceeds from transfer of financial assets......................       3,853            --
Principal payments under capital lease obligations..............          --           (55)
                                                                    --------     ---------
          Net cash provided by financing activities.............       4,931         1,514
                                                                    --------     ---------
Net increase (decrease) in cash and cash equivalents............     (10,011)       13,769
Cash and cash equivalents at beginning of period................      33,122        22,263
                                                                    --------     ---------
Cash and cash equivalents at end of period......................    $ 23,111     $  36,032
                                                                    ========     =========

Supplemental disclosure of noncash investing and financing
   activities:
       Deferred compensation reduction due to cancelled shares      $    566     $      --
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

     The following table presents the calculation of basic and diluted net loss per share:

                                                                    Three Months Ended           Nine Months Ended
                                                                       September 30,               September 30,
                                                                --------------------------  -------------------------
                                                                    2001           2000         2001           2000
                                                                ------------  ------------  ------------  -----------
                                                                        (in thousands, except per share data)

Net loss...............................................            $ (3,274)     $ (7,986)   $(11,806)      $ (7,394)
                                                                   ========      ========    ========       ========

Weighted-average shares - Basic:
Weighted-average shares of common stock outstanding                  23,834        23,353      23,817         23,303
   less weighted-average shares subject to repurchase..                 (85)          (98)       (140)          (173)
                                                                   --------      --------   ---------       --------
Weighted-average shares - Basic and diluted............              23,749        23,255      23,677         23,130
                                                                   ========      ========   =========       ========

Net loss per share - Basic and diluted...................          $   (.14)     $   (.34)  $    (.50)      $   (.32)
                                                                   ========      ========   =========       ========

     Weighted-average options outstanding to purchase 6,481,000 and 6,689,000 shares of common stock for the three and nine months ended September 30, 2001 were not included in the computation of diluted net loss per share, because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Revenue Recognition

     License revenues are comprised of perpetual or multiyear license fees which are primarily derived from contracts with corporate customers and resellers. Such revenues are recognized after execution of a license agreement or receipt of a definitive purchase order, and delivery of the product to end-user customers, provided that there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, collectibility is probable and Marimba has no remaining obligations with regard to installation or implementation of the software. Revenue on arrangements with resellers is not recognized until the product is delivered to the end user. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Advance payments are recorded as deferred revenue until the products are shipped, services are provided, or obligations are met. Marimba's products do not require significant customization.

     Revenue recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair value of the elements, such as software products, maintenance, and consulting services. The determination of fair value is based on objective evidence, which is specific to Marimba.

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

Credit Risk and Revenue Concentrations

     Two customers accounted for 17% and 10% of total revenues in the third quarter of 2001. In the third quarter of 2000, two customers accounted for 30% and 10% of revenues. In the first nine months of 2001, one customer accounted for 10% of revenues, and in the comparable period of 2000, two customers accounted for 10% each of revenues.

     Marimba performs ongoing credit evaluations of customers, but does not generally require collateral. We grant credit terms to most customers ranging from 30 to 90 days, however in some instances Marimba may provide longer payment terms.

Financing

     In June 2001, Marimba entered into a $5 million receivables purchase facility with a bank, pursuant to which Marimba may transfer qualifying accounts receivables to the bank on a non-recourse basis. The purchase facility with the bank expires in June 2002. Transfers under this facility are recorded as sales and accounted for in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During the second quarter of 2001, Marimba transferred to the bank accounts receivables totaling approximately $3.9 million, which approximated fair value. There were no transfers of accounts receivable during the third quarter of 2001. Transfers of accounts receivables for cash are reported in the consolidated statement of cash flows as a financing activity.

Related Party Transactions

     During the third quarter of 2001, Marimba executed a software license agreement in the amount of $443,000 with a customer, whose chief executive officer is a member of Marimba's board of directors. As of September 30, 2001, the amount was included in accounts receivable.

2.   Legal Matters

Securities Litigation

     Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company's initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. Marimba and certain of its officers and directors are named in the complaints pursuant to Section 11 of the Securities Act of 1933. Similar complaints have been filed against over 180 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Marimba intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

Beck Systems, Inc. vs. Marimba Software, Inc.

     On July 6, 2001, Beck Systems, Inc. filed a complaint against Marimba, Inc. and two of its customers in the United States District Court for the Northern District of Illinois (Beck Systems, Inc. v. Marimba, Inc. et al., Civil Action No. 01 C 5207), alleging infringement of two patents held by Beck Systems. Beck Systems alleges that Marimba's infringement relates to the manufacture and marketing of Marimba's desktop/mobile management and server management products. On August 29, 2001, Marimba filed its answer to Beck Systems' complaint, denying any liability to Beck Systems, asserting various affirmative defenses, and seeking the court's determination that the patents in suit are not infringed, are invalid, and/or are unenforceable. Marimba further requested the court for an award of attorneys' fees, costs and expenses. The parties are currently engaged in discovery for this suit, and a trial date has not been set. Marimba intends to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 141 will have a material effect on our operating results or financial positions.

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

4.   Restructuring

     On April 26, 2001, Marimba announced a restructuring plan. The plan involved the elimination of approximately 20% of the workforce, or 60 employees and independent contractors across all company departments. In addition, Marimba implemented a number of cost cutting initiatives, including the cancellation of certain discretionary marketing programs, suspension of executive cash bonuses, reduction of executive salaries, and the discontinuation of Marimba.net, our managed service provider division. Marimba recorded a charge of $789,000 in the second quarter of 2001 related to the restructuring plan, which consisted of personnel costs of $583,000, facilities and equipment costs of $136,000 and other costs of $70,000.

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

Overview

     Marimba is a leading provider of systems management software built for e-business. Our products assist companies to expand their market reach, reduce costs through streamlined business processes and strengthen relationships with customers, business partners and employees.

     In January 1997, we released the first version of our desktop/mobile management software. Since that time, we have continued to develop and market that product line and enhance the core infrastructure with additional functionality and add-on products. In the first half of 2000, Marimba released its new server management product line. Marimba also markets embedded management products that are designed to allow independent software vendors and device manufacturers to incorporate software updating capabilities into their products.

     Revenues to date have been derived primarily from the license of our products and to a lesser extent from maintenance and support, consulting and training services. Customers who license our products generally purchase maintenance contracts, typically covering a 12-month period. Additionally, customers may purchase consulting services, which are customarily billed by us at a fixed daily rate plus out-of-pocket expenses. We also offer training services that are billed on a per student or per class session basis.

     License revenues are comprised of perpetual or multiyear license fees, which are primarily derived from contracts with end-user customers, OEM partners and resellers. We recognize license revenues after execution of a license agreement or receipt of a definitive purchase order and delivery of the product to end-user customers or OEM partners, provided that there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, collectibility is probable, and we have no remaining obligations with regard to installation or implementation of the software. Revenues on arrangements with resellers are not recognized until the software is sold through to the end user. If the fee due from the customer is not fixed or determinable, revenues are recognized as payments become due from the customer. If collectibility is not considered probable, revenues are recognized when the fee is collected. Advance payments are recorded as deferred revenue until the products are delivered, services are provided or obligations are met. Service revenues are comprised of revenues from maintenance agreements, consulting and training fees. Revenues from maintenance agreements are recognized on a straight-line basis over the life of the related agreement, which is typically one year. We recognize service revenues from training and consulting as such services are delivered.

     Since inception, we have made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $40.3 million at September 30, 2001.

We believe that our success depends on further increasing our customer base and on growth in our market overall. Accordingly, over the long term, we intend to continue to invest heavily in sales, marketing and research and development.

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

Results of Operations

     The following table sets forth certain statements of operations data as a percentage of total revenues for the three and nine months ended September 30, 2001 and 2000. This data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Marimba's Annual Report on Form 10-K for the year ended December 31, 2000.

                                                        Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                       ----------------------     ----------------------
                                                          2001          2000         2001          2000
                                                       ---------    ---------     --------     ---------
    Consolidated Statement of Operations Data:
    Revenues:
      License....................................         58.8%        64.9%         63.7%        72.5%
      Service....................................         41.2         35.1          36.3         27.5
                                                         -----        -----         -----        -----
    Total revenues...............................        100.0        100.0         100.0        100.0
    Cost of revenues:
      License....................................          1.5          1.1           1.2          1.3
      Service....................................         13.2         10.6          14.0          8.8
                                                         -----        -----         -----        -----
    Total cost of revenues.......................         14.7         11.7          15.2         10.1
                                                         -----        -----         -----        -----
    Gross margin.................................         85.3         88.3          84.8         89.9
    Operating expenses:
      Research and development...................         25.1         28.3          25.5         24.0
      Sales and marketing........................         70.7         69.1          75.3         62.9
      General and administrative.................         22.2         76.1          18.5         32.1
      Restructuring..............................           -            -            2.4            -
      Amortization of deferred compensation......          5.7          5.7           5.1          3.4
                                                        ------        -----         -----        -----
    Total operating expenses.....................        123.7        179.2         126.8        122.4
                                                        ------        -----         -----        -----
    Loss from operations.........................        (38.4)       (90.9)        (42.0)       (32.5)
    Interest income, net.........................          5.9         11.9           6.9         10.4
                                                        ------        -----         -----        -----
    Loss before income taxes.....................         32.5)       (79.0)        (35.1)       (22.1)
    Provision for income taxes...................         (0.3)        (0.0)         (0.4)         0.5
                                                        ------        -----         -----        -----
    Net loss.....................................        (32.8)%      (79.0)%       (35.5)%      (22.6)%
                                                        ======        =====         =====        =====

Revenues

     Total revenues decreased $102,000 or 1%, to $10.0 million in the third quarter of 2001 from $10.1 million in the third quarter of 2000. For the nine months ended September 30, 2001, total revenues increased 1% to $33.2 million from $32.8 million in the comparable period of 2000.

     License Revenues. License revenues decreased $680,000, or 10%, to $5.9 million in the third quarter of 2001 from $6.6 million in the third quarter of 2000. License revenues in the nine months ended September 30, 2001 decreased 11% to $21.1 million from $23.8 million in the comparable period of 2000. As a percentage of total revenues, license revenues decreased to 59% and 64% of total revenues in the three and nine month periods ended September 30, 2001, respectively, from 65% and 73% in each of the comparable periods of 2000. The lower license revenues for the comparable three and nine month periods were primarily a result of a delay in anticipated customer purchases caused by the general weakness in the economy, compounded by the terrorist attacks on September 11, 2001.

     Service Revenues. Service revenues include maintenance and support, consulting and training. Service revenues increased $578,000, or 16%, to $4.1 million in the third quarter of 2001 from $3.5 million in the third quarter of 2000. Service revenues in the nine months ended September 30, 2001 increased $3.0 million, or 34%, to $12.1 million from $9.0 million in the comparable period of 2000. As a percentage of total revenues, service revenues increased to 41% and 36% of total revenues in the three and nine month periods ended September 30, 2001, respectively, from 35% and 27% in each of the comparable periods of 2000. The increase in service revenues for the comparative three and nine month periods was due primarily to increased maintenance revenues from a larger installed base of customers.

Costs of Revenues

     Cost of License Revenues. Cost of license revenues consists primarily of the cost of third-party software products that were either integrated into our products or resold by Marimba. Cost of license revenues were less than 2% of revenues in the three and nine month periods ended September 30, 2001 and 2000. We expect cost of license revenues to increase in absolute dollar amount during 2001, but to remain a relatively small percentage of total revenues.

     Cost of Service Revenues. Cost of service revenues increased $256,000, or 24%, to $1.3 million in the third quarter of 2001 from $1.1 million in the third quarter of 2000. For the first nine months of 2001, cost of service revenues increased $1.7 million, or 62%, to $4.6 million from $2.9 million for the comparable period of 2000. The increase in cost of service revenues was due primarily to the use of external consulting services and growth in our customer support and professional services organizations.

Operating Expenses

     Research and Development. Research and development ("R&D") expenses decreased $342,000, or 12%, to $2.5 million in the third quarter of 2001 from $2.9 million in the third quarter of 2000. For the first nine months of 2001, research and development expenses increased $606,000, or 8%, to $8.5 million from $7.9 million in the comparable period of 2000. The decrease in R&D expenses in the comparable three month period reflects Marimba's recent actions to reduce overall staffing levels. R&D expenses increased over the comparable nine month period due primarily to an increase in personnel and related costs.

     Sales and Marketing. Sales and marketing expenses remained relatively level in the third quarter of 2001 compared with the third quarter of 2000. For the first nine months of 2001, sales and marketing expenses increased $4.4 million, or 21%, to $25.0 million from $20.6 million in the comparable period of 2000. Sales and marketing expenses increased for the comparative nine month period in absolute dollars due primarily to increased personnel-related costs resulting from the continued expansion of our domestic and international sales organizations, sales promotion activities and higher recruiting costs.

     General and Administrative. General and administrative ("G&A") expenses decreased $5.5 million, or 71%, to $2.2 million in the third quarter of 2001 from $7.7 million in the third quarter of 2000. For the first nine months of 2001, G&A expenses decreased $4.4 million, or 42% to $6.1 million from $10.5 million in the comparable period of 2000. The decreases in G&A expenses were due primarily to costs of settling a patent lawsuit in November 2000. The settlement was recorded as a subsequent event for the quarter ended September 30, 2000. Also, during the third quarter of 2000, Marimba established a $2.1 million reserve for a credit loss from a customer.

     Deferred Compensation. We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.0 million. In fiscal year 2000, we recorded deferred compensation of approximately $1.9 million, net of reductions of $703,000 during the same period due to cancelled shares, which represented the intrinsic value of certain restricted stock awards. Additional deferred compensation of approximately $2.5 million was recorded in July 2001 for certain restricted stock awards. Amortization of deferred compensation was $572,000 and $1.7 million for the three and nine months ended September 30, 2001. Deferred compensation is being amortized over the vesting periods of the options and restricted stock awards on a graded vesting method.

     Interest Income, Net. Interest income, net, decreased to $597,000 in the third quarter of 2001 from $1.2 million in the third quarter of 2000. For the first nine months of 2001, interest income, net, decreased to $2.3 million from $3.4 million in the comparable period of 2000. The decrease for the comparative three and nine month periods resulted from lower investment balances and lower interest rates.

Liquidity and Capital Resources

     As of September 30, 2001, our principal sources of liquidity included approximately $61.4 million of cash and total investments, comprised of the following: $23.1 million of cash and cash equivalents, $25.3 million of short-term investments and $13.0 million of long-term investments. Long-term investments generally have maturities between one and two years from the time of acquisition. Net cash used in operating activities for the first nine months of 2001 primarily reflects our net loss for the period and decreases in deferred revenue, accrued compensation, partially offset by a decrease in accounts receivable.

     Net cash used by investing activities was approximately $4.2 million for the first nine months of 2001, primarily relating to purchases of investments and purchases of property and equipment, partially offset by sales and maturities of investments.

     Net cash provided by financing activities was $4.9 million for the first nine months of 2001, of which $1.0 million was the result of proceeds from the exercise of stock options. Also, in June 2001, Marimba entered into a $5 million receivables purchase facility with a bank, pursuant to which Marimba may transfer qualifying accounts receivables to the bank on a non-recourse basis. The purchase facility with the bank expires in June 2002. Transfers under this facility are recorded as sales and accounted for in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During the second quarter of 2001, Marimba transferred, to the bank, accounts receivables totaling $3.9 million, which approximated fair value. There were no transfers of accounts receivable during the third quarter of 2001.

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

We Have Incurred Losses and May Incur Future Losses

     Our failure to significantly increase our revenues would seriously harm our business and operating results. There is no assurance that we will reach sustained profitability. As of September 30, 2001, we had an accumulated deficit of approximately $40.3 million. We expect over the long term to increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to increase our quarterly revenues to offset these increasing expenses and return to profitability. We may not be able to sustain our historical revenue levels. In fact, we may not have any revenue growth, and our revenues could decline.

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

     Our expense levels are relatively fixed for a particular quarter and are based, in part, on expectations as to future revenues. As a result, if revenue levels fall below our expectations for a particular quarter, our operating results will be adversely affected because only a small portion of our expenses vary with our revenues. We have historically operated with little product backlog, because our products are generally delivered as orders are received. As a result, revenue in any quarter will depend on the volume and timing, and the ability to fill, orders received in that quarter. Our operating results may also depend on general economic factors, including an economic slowdown or recession or unforeseen events (such as the terrorist attacks of September 11, 2001).

We Expect Significant Increases in Our Operating Expenses

     Despite recent cost cutting measures implemented by Marimba, over the long term, we intend to substantially increase our operating expenses as we:

     . Increase our sales and marketing activities, including expanding our direct sales force;

     .    Increase our research and development activities;

     .    Expand our customer support and professional services organizations;
          and

     .    Expand our distribution channels.

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

We Need to Grow Our Server Management and Embedded ManagementProduct Revenues and Develop and Introduce New Products and Services

     During the third quarter of 2001, revenues from our server management and embedded management product lines accounted for 20% and 5%, respectively, of total license revenues. There can be no assurance that the revenues from each of these product lines will grow, in absolute amount or as a percentage of total license revenues, or that our server management products and embedded management products will meet customer expectations or gain widespread market acceptance. To provide comprehensive systems management solutions, we will need to develop and introduce new products and services, which offer functionality that we do not currently provide. We may not be able to develop these technologies, and therefore, we may not be able to offer a comprehensive systems management solution. In addition, in the past we have experienced delays in new product releases, and we may experience similar delays in the future. If we fail to deploy new product releases on a timely basis, our business and operating results could be seriously harmed.

We Depend on the Growth of Our Customer Base and Increased Business from Our Current Customers

     Our success is substantially dependent on the continued growth of our customer base. If we fail to increase our customer base, our business and operating results would be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and cost-effectiveness of our products and services, as well as our ability to effectively market our products and services.

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

We Must Retain and Attract Key Personnel

     Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our president and chief executive officer, Richard Wyckoff. We have in the past lost senior management personnel. Several members of our senior management are relatively new to Marimba, including our president and chief executive officer, and our success will depend in part on the successful assimilation and performance of these individuals.

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

We Are Exposed to General Economic Conditions and Reductions in Corporate IT Spending, and the Current Economic Downturn May Continue to Adversely Impact Our Business

     Our business is subject to the effects of general economic conditions and, in particular, market conditions in the industries that we serve. We believe that our operating results are being adversely impacted by recent unfavorable general economic conditions and reductions in corporate IT spending. In addition, the terrorist attacks upon the U.S. on September 11, 2001 have added (or exacerbated) general economic, political and other uncertainties. Finally, since many of our customers may be suffering adverse effects of the general economic slowdown, we may find that collecting accounts receivable from existing or new customers will take longer than we expect or that some accounts receivable will become uncollectable. If these economic conditions do not improve, or if we experience a worsening in general economic conditions or corporate IT spending, our business and operating results could continue to be adversely impacted.

Our Markets Are Highly Competitive

     Our markets are highly competitive, and we expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position could seriously harm our business and operating results. We encounter competition from a number of sources, including:

     . Sellers of enterprise-wide management systems, which include electronic software distribution;

     . Companies that market products that support the distribution of software applications and content; and

     .    Desktop software management suites.

     In addition, we compete with various methods of software distribution, including thin client systems and web browsers, and with application server vendors and others that have introduced software distribution capabilities into their products.

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

     Other companies, including our competitors, may obtain patents or other proprietary rights that could prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe the proprietary rights of others. Furthermore, companies in the software market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights.

     We could incur substantial costs to defend any intellectual property litigation (including the one described above), and intellectual property litigation could force us to do one or more of the following:

     . Our paying monetary damages, which could be tripled if the infringement is found to have been willful;

     . The issuance of a preliminary or permanent injunction requiring us to stop selling one or more of our products in their current forms;

     . Our having to redesign one or more of our products, which could be costly and time-consuming and could substantially delay shipments, assuming that a redesign is feasible;

     . Our having to reimburse the holder of the infringed intellectual property for some or all of its attorneys' fees and costs;

     . Our having to obtain from the holder licenses to its intellectual property, which licenses might not be made available to us on reasonable terms; or

     . Our having to indemnify our customers against any losses they may incur due to the alleged infringement.

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

We Need to Develop and Expand Our Sales, Marketing and Distribution Capabilities

     We need to expand our direct sales and marketing operations in order to increase market awareness of our products, market our products to a greater number of enterprises and generate increased revenues. Competition for qualified sales personnel is intense and we may not be able to hire enough qualified sales personnel in the future. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New hires require extensive training and typically take at least six months to achieve full productivity. There is no assurance that new sales representatives will ultimately become productive. In prior quarters, Marimba's license revenues have often resulted from contracts closed by just a few sales representatives. If Marimba were to lose qualified and productive sales personnel, our revenues would be adversely impacted. Furthermore, the cost of hiring and training replacement personnel could be significant. In addition, we have limited experience marketing our products broadly to a large number of potential customers, both in the United States and elsewhere.

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

Expanding Internationally Is Expensive, We May Receive No Benefit from Our Expansion and Our International Operations Are Subject to Governmental Regulation

     We plan to increase our international sales force and operations, and expanding internationally is expensive. However, we may not be successful in increasing our international sales force or sales revenue. In addition, our international business activities are subject to a variety of risks, including the adoption of or changes in laws, currency fluctuations, actions by third parties and political and economic conditions that could restrict or eliminate our ability to do business in foreign jurisdictions. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

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

     Almost all of our products are written in Java and require a Java virtual machine in order to operate. Vendors offering these Java virtual machines may not continue to make these implementations of the Java virtual machines available at commercially reasonable terms or at all. Furthermore, if Sun Microsystems, Inc. were to make significant changes to the Java language, if significant changes were to be made to Java virtual machine implementations of Sun Microsystems, Inc. and other vendors or if they fail to correct defects and limitations in these products, our ability to continue to improve and ship our products could be impaired. In the future, our customers may also require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms. Our customers may also use particular implementations of the Java virtual machines that may not be technically or commercially acceptable for integration into our products.

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

We Face Challenges Stemming from Our Emerging Markets

     The market for certain of our products has only recently begun to develop, is rapidly evolving and will likely have an increasing number of competitors. We cannot be certain that a viable market for our products will emerge or be sustainable. If our market fails to develop, or develops more slowly than expected, our business and operating results would be seriously harmed.

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

     Our investment policy requires us to invest funds in excess of current operating requirements in:

     .    obligations of the U.S. government and its agencies;

     .    investment grade state and local government obligations;

     . securities of U.S. corporations rated A1 or AA by Standard and Poors or the Moody's equivalent; and

     . money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting particular credit rating and net worth requirements with maturities of less than two years.

Exchange Rate Sensitivity

     We develop products in the United States, and sell our products and services primarily in North America, Europe and Asia. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. To date, however, because we operate primarily in the United States and all sales have been made in U.S. dollars, we have had no material exposures to foreign currency rate fluctuations. Accordingly, we have no basis to quantify the risk from hypothetical changes in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Securities Litigation

     Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company's initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. Marimba and certain of its officers and directors are named in the complaints pursuant to Section 11 of the Securities Act of 1933. Similar complaints have been filed against over 180 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Marimba intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

Beck Systems, Inc. vs. Marimba Software, Inc.

     On July 6, 2001, Beck Systems, Inc. filed a complaint against Marimba, Inc. and two of its customers in the United States District Court for the Northern District of Illinois (Beck Systems, Inc. v. Marimba, Inc. et al., Civil Action No. 01 C 5207), alleging infringement of two patents held by Beck Systems. Beck Systems alleges that Marimba's infringement relates to the manufacture and marketing of Marimba's desktop/mobile management and server management products. On August 29, 2001, Marimba filed its answer to Beck Systems' complaint, denying any liability to Beck Systems, asserting various affirmative defenses, and seeking the court's determination that the patents in suit are not infringed, are invalid, and/or are unenforceable. Marimba further requested the court for an award of attorneys' fees, costs and expenses. The parties are currently engaged in discovery for this suit, and a trial date has not been set. Marimba intends to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At Marimba's 2001 Annual Meeting of Stockholders held on September 6, 2001, our stockholders voted on and approved each of the below four proposals by the votes indicated below. A total of 14,996,206 shares were represented and voting in person or by proxy at the meeting.

     1. Proposal to elect the following directors to serve for a term ending upon Marimba's 2002 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

                                       For                Withheld      Unvoted
                                       ---                --------      -------

          Kim K. Polese               14,650,296           345,910         0
          Richard C. Wyckoff          14,846,131           150,075         0
          Aneel Bhusri                13,983,091         1,013,115         0
          Eric J. Keller              14,850,181           146,025         0
          Raymond J. Lane             14,837,795           158,411         0
          Douglas J. MacKenzie        14,850,291           145,915         0
          Stratton D. Sclavos         13,955,434         1,040,772         0

     2. Proposal to approve an amendment to the 1999 Omnibus Equity Incentive Plan, including an increase to the number of shares available for issuance under the plan:

          For:               13,295,767
          Against:            1,677,642
          Abstain:               22,797
          Unvoted:                    0

     3. Proposal to approve an amendment to the 1999 Non-Employees Directors Option Plan, including an increase to the number of shares to be awarded periodically to non-employee directors:

          For:               13,552,275
          Against:            1,416,999
          Abstain:               26,932
          Unvoted:                    0

     4. Proposal to ratify the appointment of Ernst & Young LLP as Marimba's independent public accountants for the fiscal year ending December 31, 2001:

          For:               14,960,101
          Against:               25,094
          Abstain:               11,011
          Unvoted:                    0


ITEM 5.  OTHER INFORMATION.

     Effective July 8, 2001, John F. Olsen resigned as President, Chief Executive Officer and a director of Marimba.

     Effective July 9, 2001, Richard C. Wyckoff was appointed as President, Chief Executive Officer and a director of Marimba.

     Effective July 20, 2001, Eric J. Keller was appointed as a director of Marimba.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         Exhibit No.       Description
         -----------       -----------
         10.1              1999 Omnibus Equity Incentive Plan and forms of
                           agreements thereunder, as amended to date.

         10.2 1999 Non-Employee Directors Option Plan, as amended to date.

     (b) Reports on Form 8-K.

         None.



                                  MARIMBA, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MARIMBA, INC.


Date:   November 1, 2001         By: /s/ Kenneth W. Owyang
                                    --------------------------------------------
                                    Kenneth W. Owyang
                                    Vice President, Finance and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------
     10.1          1999 Omnibus Equity Incentive Plan and forms of agreements thereunder, as amended to date.

     10.2          1999 Non-Employee Directors Option Plan, as amended to date.