Form 10-K
period 2001-12-31
MARIMBA INC
filed 2002-03-28
CIK 1078295

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number: 00025683

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Registrant's common stock, $.0001 par value, held by non-affiliates of the Registrant on February 28, 2002 was approximately $53 million. As of February 28, 2002, there were 24,228,892 shares of Registrant's common stock, $.0001 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's definitive proxy statement (the "Proxy Statement") to be mailed to stockholders in connection with its 2002 annual meeting of stockholders scheduled to be held on June 6, 2002 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

================================================================================

                                 MARIMBA, INC.

                               TABLE OF CONTENTS

                                        PART I

 Item 1.   Business........................................................  3

 Item 2.   Properties...................................................... 10

 Item 3.   Legal Proceedings............................................... 10

 Item 4.   Submission of Matters to a Vote of Security Holders............. 11

                                       PART II

 Item 5.   Market for Registrant's Common Equity and Related Stockholder
             Matters....................................................... 12

 Item 6.   Selected Consolidated Financial Data............................ 13

 Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................... 15

 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...... 32

 Item 8.   Consolidated Financial Statements and Supplementary Data........ 33

 Item 9.   Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosures......................................... 55

                                       PART III

 Item 10.  Directors and Executive Officers of the Registrant.............. 56

 Item 11.  Executive Compensation.......................................... 56

 Item 12.  Security Ownership of Certain Beneficial Owners and Management.. 56

 Item 13.  Certain Relationships and Related Transactions.................. 56

                                       PART IV

 Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K. 56

 Signatures................................................................ 57

                                    PART I

   This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential", "intend", "continue," and similar expressions, are intended to identify forward-looking statements. These forward-looking statements might include, without limitation, projections of our future financial performance, our anticipated growth and anticipated trends in our businesses; the features, benefits and advantages of our products; the development of new products, enhancements or technologies; business and sales strategies; developments in our target markets; matters relating to distribution channels, proprietary rights, facilities needs, competition and litigation; future gross margins and operating expense levels; and capital needs. These statements reflect the current views of Marimba or its management with respect to future events and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements in fiscal 2002 and beyond could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to material differences include, but are not limited to, those discussed below in Item 7 under the heading "Other Factors Affecting Operating Results, Liquidity and Capital Resources" and the risks discussed in our other filings with the Securities and Exchange Commission. We encourage you to read that section carefully. You should not regard the inclusion of forward-looking information as a representation by us or any other person that the future events, plans or expectations contemplated by us will be achieved. Marimba undertakes no obligation to release publicly any updates or revisions to any forward-looking statements that may reflect events or circumstances occurring after the date of this report.

ITEM 1.  BUSINESS

   Marimba, Inc. was incorporated in Delaware in February 1996. Marimba is a leading provider of systems management software built for e-business. We develop, market and support end-to-end change and configuration management software solutions. Our Desktop/Mobile Management, Server Management and Embedded Management product families provide an efficient and reliable way for enterprises to distribute, update and manage applications and related data to desktops, laptops, servers and devices. Our products help customers reduce their total cost of ownership and improve quality of service by streamlining the distribution and management of software applications and content. Our customer base spans multiple industry segments including financial services, healthcare, insurance, manufacturing and telecommunications. We market our products worldwide through a combination of a direct sales force and resellers.

   See "Management Discussion and Analysis of Financial Condition and Results of Operations" and our "Consolidated Financial Statements and Supplementary Data," appearing on pages 15 and 33, respectively, for additional financial information regarding our business.

Marimba Products

   Marimba's change and configuration management products allow companies to perform policy-based distributions, updates, and repairs of software applications on desktops, laptops and mobile systems. Additional functionality includes the ability to collect and track system, hardware and software configuration data. Our products help IT organizations to provide their end-user community with higher service levels while reducing the cost of managing their IT assets. Our bandwidth management, scalability, personalization and built-in security functionality allow corporations to leverage the Internet as a key component in reducing the complexity and cost of distributing, managing and updating their software applications and data on endpoints that are both inside and outside their corporate firewall. Marimba's product families include the following:

  Desktop/Mobile Management Product Family

   Marimba's Desktop/Mobile Management product family is an enterprise-level change management solution that allows corporations to control their increasingly dynamic desktop, laptop and mobile applications environment. Our desktop solution includes the ability to distribute, update and repair software applications as well as collect hardware and software configuration information from desktop endpoints.

  Server Management Product Family

   Marimba's Server Management product family addresses the unique distribution, installation and configuration requirements presented by large amounts of server data and complex server-based software applications. Server Management enables customers to control how, when and where content and software applications are distributed and activated across large numbers of servers with heterogeneous Windows NT, Linux, Solaris and other UNIX server platforms.

  Embedded Management Product Family

   Marimba's Embedded Management products allow device and software vendors to transparently deliver software fixes, new features and new services over the Internet or another network by embedding Marimba management capabilities into their devices or software applications.

Architecture

   The Marimba infrastructure is designed to distribute software and data efficiently over networks based upon TCP/IP (Transmission Control Protocol/Internet Protocol), the basic communication protocol of the Internet. Marimba packages an application as a channel and publishes the application to a transmitter, which then distributes the channel and subsequent updates across a network to tuners on client desktop computers, servers and devices.

   Channel. A channel is the application and/or related data that is distributed using Marimba's products. For example, a channel could consist of a stock-trading application written in Java or a shrink-wrapped application. Each channel has an associated list of properties that describes its features, including application type, author, copyright notice, update schedule and entry point. Marimba's application packager prepares the channel for distribution and inserts a channel adapter that installs and launches the application in a platform and application-specific manner. The application packager is designed to accommodate a range of application types, shrink-wrapped applications, Java applets, Visual Basic, C and C++ applications, and applications packaged using the Windows Installer format (MSI). Using OSD (Open Software Description), a format for describing the way software programs relate to one another, the application packager creates a description of the installation process which is based on XML (eXtensible Markup Language), a format commonly used on the Internet to describe data and documents. Using this technology, both shrink-wrapped and custom applications can be installed, updated and repaired without requiring changes to the original application and without relying on the original application installer. After the application is packaged as a channel, it is published to the transmitter for distribution over the network.

   Transmitter. The transmitter is the server component of the Marimba infrastructure. It distributes channels and subsequent updates to the tuner, the Marimba client. The tuner and transmitter communicate using the Marimba protocol, which is designed to minimize bandwidth requirements for updates over HTTP (Hyper-Text Transfer Protocol), the protocol used to distribute web pages. The Marimba protocol uses compression technology that compresses data and applications, and differential updating which identifies changes in code and updates only the changed portion. All updates are transactional, interruptible and atomic, which means that channels on the tuner are always in a functional state even if the most recent update failed or was interrupted. In addition, interrupted downloads can be restarted automatically at the point of interruption. Marimba's technology provides functionality to identify and verify each channel resource and installed applications. Additional transmitter features include synchronization, replication, personalization, client feedback, bandwidth management and policy administration. Transmitter mirrors provide synchronization of server content. Mirroring provides the ability to replicate transmitter content so that an external load balancer can be used to distribute service requests to multiple transmitters. Marimba products implement user authentication and access control using passwords or client-side certificates and by leveraging directory services, including LDAP (Lightweight Directory Access Protocol), or Microsoft's Active Directory.

   Tuner. The tuner is the client component of the Marimba infrastructure. The tuner subscribes to channels located on the transmitter and downloads and installs updates of each channel. Once received from a transmitter, channels are stored locally on the tuner, making the downloaded channel resources instantly accessible regardless of whether the user is connected to the network. The tuner is typically configured to run in the background and can manage multiple channels simultaneously without end-user interaction, updating them as necessary to present the user with the most recent version. In addition, the tuner's user interface can be customized to include the brand, logo and other look and feel elements desired by the customer. The tuner provides a set of features for modem support, bandwidth management, security controls, certificate management, update scheduling and support for corporate network security mechanisms.

   Using the Marimba protocol, tuners can be redirected automatically to additional transmitters, serving as repeaters, in order to reduce the load on the main transmitter and to make more efficient use of available bandwidth. By adding repeaters, it is possible to provide faster download times and to service thousands of simultaneous downloads. Repeaters can be added and removed dynamically without disrupting the overall service, allowing for a high level of scalability, improved service quality and availability. In addition, the use of a caching proxy server, which stores frequently accessed files on a local disk, can improve the efficiency of downloads through corporate network security barriers in an intranet or network into the enterprise.

   In addition to the basic Marimba components, a variety of features are available for reporting deployment status, asset tracking, license compliance, policy-based distribution, staging updates, application signing, resource planning, certificate management, license installation, transmitter administration, tuner administration and deploying tuner updates. All of these features are distributed as Marimba channels, and together with the basic infrastructure components, provide the necessary functionality to distribute, manage and maintain mission critical software applications and services. Where appropriate, we provide programming interfaces and software development kits for customized extensions, allowing customers to tailor the Marimba solution to their specific needs or to embed Marimba technology into existing applications.

Technology

   We believe that our investment in engineering has resulted in technology that provides us with a strategic advantage. Marimba products have been built from the ground up to provide a robust Internet-based solution. Marimba provides a lightweight, cross-platform and easy-to-deploy solution that helps solve complex software application deployment and management problems which we believe are not addressed adequately by existing client-server distribution and management tools.

   Marimba products make extensive use of a broad range of technologies, including Java, TCP/IP, HTTP, LDAP, XML, SSL (Secure Socket Layer, a protocol for secure transmissions over the Internet), and various digital security technologies. In addition, we have worked with partners to submit several standards proposals to the World Wide Web Consortium, including the OSD format jointly developed with Microsoft and the DRP protocol (HTTP Distribution and Replication Protocol), a protocol which efficiently distributes data on the Internet, jointly developed with Netscape, Sun Microsystems, Novell, Inc. and Excite@Home.

   The Marimba protocol is designed to distribute applications and data to multiple intermittently connected endpoints. The protocol is layered on HTTP so that it can be used from within most secure corporate intranets and networks by tunneling through an HTTP proxy server. When the user is online, the tuner initiates update requests either when requested by the user or automatically using a predefined update schedule. When an update request is received, the transmitter quickly determines which files in the channel have changed, and if a change has occurred, Marimba's technology determines exactly which bytes within those files have changed. The tuner then downloads the resulting changes, and compression algorithms are used to further reduce the total download overhead. The efficiency of the Marimba protocol makes it possible to distribute frequent updates to large software applications and application files with relatively low bandwidth utilization. The protocol also provides features for user authentication, personalization of content, the distribution of events and data from the tuner to the transmitter and the automatic redirection of requests to repeaters.

   Our OSD-based software installation technology provides a cross-platform framework for installing, updating and verifying applications in an operating system specific manner. Applications are delivered with an OSD file that defines the platforms on which the software runs, as well as the libraries and resources it requires. In addition, the OSD file contains platform specific extensions that define the exact installation requirements. For example, on the Microsoft Windows platform, the OSD file describes exactly which files need to be installed, which libraries that contain application code need to be updated, which registry entries need to be set and which system scripts need to be updated. Once an application is installed, the OSD file can be used to upgrade, verify and uninstall the application. OSD files are generated automatically using an installation capture technology, which eliminates the use of the original application installer. Information technology managers can customize the OSD script to control the level of user involvement in the resulting installation.

   We have invested significant resources in developing Marimba's security implementation. Marimba's security features currently include end user authentication, digital certificates to verify application authenticity, and SSL communications to help protect the integrity and confidentiality of data transmitted via Marimba's products. We offer a standard 56-bit encryption implementation for international use and a 128-bit encryption implementation for domestic use. Our security implementation represents a combination of software written by us and security code licensed to us by various vendors, including encryption modules licensed from RSA Data Security and an SSL implementation from Netscape. To further enhance the breadth of our security offerings, we also licensed a Java-based security implementation. In addition, we have an arrangement with VeriSign for the provision of digital certificates specifically for Marimba products. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources--We Rely on Third-Party Software and Applications."

   Most of our products are implemented using Sun Microsystems' Java programming language. As a result, we believe that our products are portable, easily reconfigured and efficient. The use of Java has proven to be an advantage in developing portable components without significantly increasing the engineering overhead as additional platform support is required. We believe that our use of and expertise in Java provides us a competitive advantage. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources--We Rely on Third-Party Software and Applications."

Sales and Marketing

   We market our products worldwide through a combination of a direct sales force and resellers. Our worldwide direct sales and marketing organizations consisted of 110 individuals as of December 31, 2001, 34 of whom were located at our Mountain View, California headquarters, 65 in regional offices located in California, Georgia, Illinois, Kentucky, Minnesota, New York and Texas, and 11 in our European office in the United Kingdom.

   Our sales and marketing approaches are designed to help customers understand both the business and technical benefits of the products. We have built an experienced consulting services organization to facilitate the successful deployment of our products. Over the long term, we intend to expand our consulting services organization and direct sales force and to establish additional sales offices domestically and internationally. Competition for sales personnel is intense, and we may not be able to attract, assimilate or retain additional qualified personnel in the future. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources--We Need to Develop and Expand Our Sales and Marketing Capabilities."

   We conduct a variety of marketing programs worldwide to educate our target market, create awareness and generate leads for our products. To achieve these goals, we have engaged in marketing activities including telemarketing, direct mailings, print and online advertising campaigns and trade shows. These programs are targeted at key information technology and financial executives as well as general managers of business units. In addition, we conduct comprehensive public relations programs that include establishing and maintaining relationships with key trade press, business press and industry analysts.

   Markets outside the United States are currently served by our direct sales office in the United Kingdom, as well as independent resellers covering countries in Europe and Asia. Our resellers generally purchase our products at discounts from end-user list prices. Sales under these agreements are generally denominated in U.S. dollars. For the years ended December 31, 2001, 2000 and 1999, export sales to customers outside of the United States were approximately 8%, 5% and 8% of total revenue. Foreign sales are subject to risks, including exchange rate fluctuations, internal monetary conditions, tariffs, import licenses, trade policies and domestic and foreign tax policies. For more information on risks related to foreign sales, see "Other Factors Affecting Operating Results, Liquidity and Capital Resources--Expanding Internationally Is Expensive, We May Receive No Benefit from Our Expansion and Our International Operations are Subject to Governmental Regulation."

   We may not be able to enter into agreements or establish relationships with desired resellers on a timely basis, or at all, and our resellers may not devote adequate resources to selling our products. For more information on risks related to third-party distribution channels, see "Other Factors Affecting Operating Results, Liquidity and Capital Resources--We Need to Develop Third-Party Distribution Relationships."

Customer Support and Training

   Our customer support and training organization consisted of 23 employees as of December 31, 2001. We offer several annual support and maintenance programs for our products. Our support and maintenance programs are generally priced as a percentage of the software license fees and provide customers with telephone and email support, as well as software updates to the products.

   Customers that license our products typically engage our professional services organizations to assist with support, training and consulting. We believe that growth in our product sales depends upon our ability to provide our customers with these services and to educate third-party resellers and consultants on how to provide similar services. As a result, over the long term, we plan to increase the number of our service personnel to meet these needs as we see an increase in product revenues.

Research and Development

   As of December 31, 2001, our engineering organization was comprised of 52 employees responsible for product development, quality assurance, documentation, internationalization and porting. Our product development organization is divided into three development groups organized along our product lines, namely: Desktop/Mobile Management, Server Management and Embedded Management.

  . The Desktop/Mobile Management development group is focused on developing enterprise-level change management products that address application and content distribution, deployment and management.

  . The Server Management development group is focused on developing products that provide centralized control of efficient content replication across the intranet, extranet and Internet for server-based computing environments.

  . The Embedded Management development group is focused on developing products that allow device vendors, enterprise and consumer software developers to implement a scalable update and management infrastructure that can help improve quality of service to their customers and reduce distribution and support costs.

   These three development groups are supported by the quality assurance, documentation, internationalization and porting groups. The quality assurance group works with development to identify software defects through the entire development cycle. The documentation group is responsible for end user, administrator and developer documentation for our products. The internationalization group is responsible for making sure our products are internationalized. The porting group is responsible for any changes to the source code required to allow a product to run on platforms other than the two core development platforms of Sun Microsystems Solaris and Microsoft Windows operating system.

   We believe that our software development team and core technologies represent a significant competitive advantage. A technically skilled, quality oriented and highly productive development organization will be a key component to the success of new product offerings. We must continue to attract and retain highly qualified employees to further our research and development efforts. Our business and operating results could be seriously harmed if we are not able to hire and retain a strong development team.

   Research and development expenses were $10.5 million in 2001, $11.1 million in 2000 and $8.5 million in 1999. To date, substantially all software development costs have been expensed as incurred and developed by our employees. We believe that significant investments in research and development are required to remain competitive. As a consequence, we intend to continue to increase the absolute amount of our research and development expenditures in the future. For more information on our research and development expenses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   We cannot be sure that existing and future development efforts will be completed within our anticipated schedules or that they will have the features to make them successful. Future delays or problems in the development of product enhancements or new products could seriously harm our business and operating results. Furthermore, despite our testing and testing by our customers, errors might be found in our products, which we are unable to successfully correct in a timely and cost-effective manner. If we are not able to develop new products, enhancements to existing products or correct errors on a timely and cost-effective basis, or if these new products or enhancements do not have the features necessary to make them successful, our business and operating results will be seriously harmed. Furthermore, we currently license externally developed technology and will continue to evaluate externally developed technologies for integration into our product lines. Our business and operating results would be harmed if we are not able to continue licensing such third party products on commercially reasonable terms. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources--We need to Grow Our Server Management and Embedded Management Product Revenues and Develop New Product and Services," "--We Rely on Third Party Software and Applications," "--We Must Respond to Rapid Technological Change and Evolving Industry Standards."

Competition

   The market for our products is intensely competitive and rapidly evolving. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to compete depends on many factors both within and beyond our control, including:

  . the ease of use, performance, features, price and reliability of our solutions as compared to those of our competitors;

  . the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

  .   the quality of our customer service; and

  .   the effectiveness of our sales and marketing efforts.

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

   Most of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have broader relationships with existing and potential customers that could be leveraged, to effectively compete against us. These companies also have more established customer support and professional services organizations than we do. In addition, these companies may adopt aggressive pricing policies. As a result, we may not be able to maintain a competitive position against current or future competitors.

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

Proprietary Rights and Licensing

   Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We presently have two U.S. patents and six U.S. patent applications pending, and several trademark registrations and applications in the United States and some foreign countries. Our patent and trademark applications might not result in the issuance of any additional valid patents or trademarks.

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

Employees

   At December 31, 2001, we had a total of 212 employees, 201 of whom were based in the United States and 11 of whom were based in the United Kingdom. Of the total, 52 were in research and development, 110 were engaged in sales and marketing, 23 were engaged in customer support and training, and 27 were in administration and finance. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

   Our principal administrative, sales, marketing, and research and development facility occupies approximately 47,500 square feet in Mountain View, California under a lease which expires in April 2005. We also lease regional offices located in California, Georgia, Illinois, Minnesota, New York, Texas and Kentucky and a European office in the United Kingdom. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

  Securities Litigation

   Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company's initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. Marimba and certain of its officers and directors are named in the complaints pursuant to
Section 11 of the Securities Act of 1933, and one of such complaints includes a claim against the Company and such officers and directors under Section 10(b) of the Securities Exchange Act of 1934. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Marimba intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Price Range of Common Stock

   Our common stock is traded publicly on The Nasdaq National Market under the symbol "MRBA." The following table sets forth for the periods indicated the highest and lowest sales prices of the common stock during each quarter of the last two fiscal years:

                                                      High   Low
                                                     ------ ------
             Fiscal 2001:
                Fourth Quarter...................... $ 3.50 $ 1.15
                Third Quarter....................... $ 3.67 $ 1.29
                Second Quarter...................... $ 3.95 $ 1.87
                First Quarter....................... $ 8.31 $ 3.03

             Fiscal 2000:
                Fourth Quarter...................... $12.69 $ 3.13
                Third Quarter....................... $27.00 $11.88
                Second Quarter...................... $43.50 $11.50
                First Quarter....................... $68.88 $37.50

   On February 28, 2002, the closing price of our common stock on The Nasdaq National Market was $3.00 per share. As of February 28, 2002, there were approximately 285 holders of record (not including beneficial holders of our common stock held in street name) of our common stock.

Dividend Policy

   We did not declare nor pay any cash dividends on our capital stock since inception and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following is a summary of our selected consolidated financial data as of and for the five years ended December 31, 2001. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

                                                                      Year Ended December 31,
                                                           ---------------------------------------------
                                                             2001      2000     1999     1998     1997
                                                           --------  --------  -------  -------  -------
                                                               (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
   License................................................ $ 27,801  $ 31,329  $23,637  $13,901  $ 5,011
   Service................................................   16,229    12,718    7,776    3,184      552
                                                           --------  --------  -------  -------  -------
       Total revenues.....................................   44,030    44,047   31,413   17,085    5,563
Cost of revenues:
   License................................................      595       681      402       75       13
   Service................................................    5,940     4,256    3,036    1,964      621
                                                           --------  --------  -------  -------  -------
       Total cost of revenues.............................    6,535     4,937    3,438    2,039      634
                                                           --------  --------  -------  -------  -------
Gross profit..............................................   37,495    39,110   27,975   15,046    4,929
Operating expenses:
   Research and development...............................   10,508    11,114    8,497    5,773    2,410
   Sales and marketing....................................   31,965    27,758   19,625   12,371    8,054
   General and administrative.............................    7,934    12,570    5,066    2,779    2,367
   Restructuring costs....................................      789        --       --       --       --
   Amortization of deferred compensation..................    2,226     1,702    1,410      251       --
                                                           --------  --------  -------  -------  -------
       Total operating expenses...........................   53,422    53,144   34,598   21,174   12,831
                                                           --------  --------  -------  -------  -------
Loss from operations......................................  (15,927)  (14,034)  (6,623)  (6,128)  (7,902)
Interest income and other expenses, net...................    2,774     4,541    2,506      488      338
                                                           --------  --------  -------  -------  -------
Loss before income taxes..................................  (13,153)   (9,493)  (4,117)  (5,640)  (7,564)
Provision for income taxes................................      199       179       97       41      154
                                                           --------  --------  -------  -------  -------
Net loss.................................................. $(13,352) $ (9,672) $(4,214) $(5,681) $(7,718)
                                                           ========  ========  =======  =======  =======
Basic and diluted net loss per share...................... $   (.56) $   (.42) $  (.22) $  (.59) $ (1.57)
                                                           ========  ========  =======  =======  =======
Weighted-average shares of common stock outstanding used
  in computing basic and diluted net loss per share.......   23,943    23,200   19,029    9,606    4,912
                                                           ========  ========  =======  =======  =======

                                                                             December 31,
                                                           -----------------------------------------------
                                                             2001      2000      1999      1998     1997
                                                                            (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments......... $ 42,390  $ 64,529  $ 65,023  $  7,825  $14,402
Working capital...........................................   35,001    58,176    55,707     2,912    8,036
Total assets..............................................   73,851    87,408    90,487    14,862   21,898
Long-term obligations.....................................      265       153        48       747      211
Redeemable convertible preferred stock....................       --        --        --    18,953   18,953
Accumulated deficit.......................................  (41,882)  (28,530)  (18,858)  (14,644)  (8,963)
Total stockholders' equity (net capital deficiency).......   57,242    66,803    72,639   (13,743)  (8,471)

                              Supplementary Data
           Quarterly Consolidated Financial Information (unaudited)
                     (In thousands, except per share data)

   The following table presents our operating results for each of the eight quarters in the two-year period ended December 31, 2001. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report. In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of our company and the notes thereto appearing in this report. These operating results are not necessarily indicative of the results for any future periods.

                                                              Q1       Q2       Q3       Q4
2001                                                        -------  -------  -------  -------
Revenues................................................... $11,004  $12,185  $10,006  $10,835
Gross profit...............................................   9,016   10,586    8,538    9,355
Net loss...................................................  (4,816)  (3,716)  (3,274)  (1,546)
Net loss per basic and diluted common share................ $  (.20) $  (.16) $  (.14) $  (.06)

                                                              Q1       Q2       Q3       Q4
2000                                                        -------  -------  -------  -------
Revenues................................................... $10,567  $12,116  $10,108  $11,256
Gross profit...............................................   9,544   10,999    8,928    9,639
Net income (loss)..........................................    (659)   1,252   (7,986)  (2,279)
Net income (loss) per basic and diluted common share....... $  (.03) $   .05  $  (.34) $  (.10)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see "Other Factors Affecting Operating Results, Liquidity and Capital Resources" which begins on page 22 and the risks discussed in our most recent filings with the Securities and Exchange Commission.

Overview

   Marimba is a leading provider of systems management software built for e-business. We develop, market and support end-to-end change and configuration management software solutions. Our Desktop/Mobile Management, Server Management and Embedded Management product families provide an efficient and reliable way for enterprises to distribute, update and manage applications and related data to desktops, laptops, servers and devices. Our products help customers reduce their total cost of ownership and improve quality of service by streamlining the distribution and management of applications and content.

   In January 1997, we released our first version of the Desktop/Mobile Management products and since that time have continued to develop and market that product line and enhance the core Desktop/Mobile Management infrastructure with additional functionality and complimentary add-on products. In the first half of 2000, Marimba introduced a new product line called Server Management. The Server Management products are designed to address many of the server management challenges inherent in thin client and Web commerce computing environments today. Additionally, Marimba offers Embedded Management products that allow device and software vendors to deliver software fixes, new features and services by embedding Marimba software management capabilities into their devices or applications. During 2001, revenues from the Desktop/Mobile, Server and Embedded Management products lines accounted for 76%, 18% and 6% of total license revenues, respectively.

   Revenues to date have been derived primarily from the license of our products and to a lesser extent from support and maintenance, consulting and training services. Customers who license our products generally purchase maintenance contracts, typically covering a 12-month period. Additionally, customers may purchase consulting services, which are customarily billed at a fixed daily rate plus out-of-pocket expenses. We also offer training services that are billed on a per student or per class session basis.

   Since inception, we have made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $41.9 million at December 31, 2001. We believe that our success depends on further increasing our customer base and on growth in our market overall. Accordingly, over the long term, we intend to continue to invest heavily in sales, marketing and research and development.

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

Critical Accounting Policies and Estimates

   General. Discussion and analysis of Marimba's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates and judgments, including those related to revenue recognition, bad debts and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

   Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow detailed guidelines discussed below and in note 1 to the consolidated financial statements in measuring revenue; however, certain judgments affect the application of our revenue policy. We are required to exercise judgment in evaluating the risk of concession when our payment terms are outside of our customary credit period of 90 days or less. Assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current difficult economic environment. We also record small provisions for estimated sales returns and warranty claims in the same period as the related revenues are recorded. These estimates are based on historical sales returns and warranty claims, which have been relatively limited. If the historical data we use to calculate these estimates does not properly reflect future returns or warranty claims, revenue could be overstated or cost of revenues could be understated.

   Marimba derives its revenues primarily from two sources (i) license revenues, which consist of software license fees and (ii) service revenues, which are comprised of fees for maintenance and support, consulting and training. Maintenance and support agreements provide technical support and the right to unspecified upgrades on an if-and-when available basis. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

   Marimba applies the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Marimba applied the provisions of SAB 101 to all revenue transactions for fiscal 2001 and 2000. SAB 101 has not had a material impact on our results of operations, financial position or cash flows.

   In accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29"), "Accounting for Nonmonetary Transactions", Marimba records barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. To date, revenues from barter transactions have been insignificant and represent less than 1% of net revenues.

   Marimba licenses software products to corporate customers, OEM partners and resellers on a perpetual basis or a term basis. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable.

   Marimba uses either a definitive customer purchase order or signed license agreement as evidence of an arrangement. License revenues in arrangements with customers who are not the ultimate users, primarily resellers, are not recognized until the software is sold through to the end-user. Advance payments from resellers for guaranteed minimum commitments are deferred until the software is sold through to the end-user or upon expiration of the specified commitment time period if the minimum commitments have not been met. Delivery generally occurs when license keys and passwords have been made available to the customer through e-mail.

   At the time of the transaction, Marimba assesses whether the fee associated with revenue transactions is fixed and determinable and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction and our history with the customer or with similar customers. If a significant portion of a fee is due after our normal payment terms, we generally account for the fee as not being fixed and determinable. In these cases, Marimba recognizes revenue as the fees become due.

   Marimba assesses the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

   For arrangements with multiple obligations (for example, undelivered maintenance and support), Marimba allocates revenue to each component of the arrangement using the residual value method based on vendor specific objective evidence of the fair value of the undelivered elements, which is specific to Marimba. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our licenses are based upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. Most of our arrangements involve multiple obligations.

   Marimba's arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

   Marimba recognizes revenues for maintenance and support ratably over the maintenance term, which is generally one year. Consulting services are generally billed based on daily rates and training services are generally billed on per student or per class session basis. We generally recognize consulting and training revenues as the services are performed.

   Allowance for Doubtful Accounts. The allowance for doubtful accounts is established through a charge to the general and administrative expenses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in aggregate, and current economic conditions that may affect a customer's ability to pay or suggest that a particular market sector is more prone to liquidity issues. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, subsequent to the date of our arrangements with them, this could result in an impairment of their ability to make payments and additional allowances would be required.

   Litigation Contingencies. We are a party to the two legal actions described in note 8 to the consolidated financial statements. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. Marimba has not provided for reserves for potential losses in these actions due to an adverse judgment or outcome, because such events have not been determined to be probable nor can the contingent losses be reasonably estimated at this time. The requirement to provide for future reserves, if any, may change due to new developments in each action.

Results of Operations

   The following table presents selected financial data for the periods indicated as a percentage of total revenues.

                                                  Year Ended December 31,
                                                  ---------------------
                                                  2001    2000    1999
                                                  -----   -----   -----
       Consolidated Statement of Operations Data:

       Revenues:
          License................................  63.1%   71.1%   75.2%
          Service................................  36.9    28.9    24.8
                                                  -----   -----   -----
              Total revenues..................... 100.0   100.0   100.0

       Cost of revenues:
          License................................   1.4     1.5     1.3
          Service................................  13.4     9.7     9.7
                                                  -----   -----   -----
              Total cost of revenues.............  14.8    11.2    11.0
                                                  -----   -----   -----
       Gross margin..............................  85.2    88.8    89.0

       Operating expenses:
          Research and development...............  23.9    25.2    27.0
          Sales and marketing....................  72.5    63.0    62.5
          General and administrative.............  18.0    28.5    16.1
          Restructuring costs....................   1.8      --      --
          Amortization of deferred compensation..   5.1     3.9     4.5
                                                  -----   -----   -----
              Total operating expenses........... 121.3   120.6   110.1
                                                  -----   -----   -----
       Loss from operations...................... (36.1)  (31.8)  (21.1)
       Interest income and other expenses, net...   6.3    10.3     8.0
                                                  -----   -----   -----
       Loss before income taxes.................. (29.8)  (21.5)  (13.1)
       Provision for income taxes................  (0.5)   (0.4)   (0.3)
                                                  -----   -----   -----
       Net loss.................................. (30.3)% (21.9)% (13.4)%
                                                  =====   =====   =====

Years Ended December 31, 2001, 2000 and 1999

Revenues

   Total revenues in 2001 were $44.0 million, comparable to revenues in 2000 of $44.0 million. Total revenues increased $12.6 million, or 40%, to $44.0 million in 2000 from $31.4 million in 1999.

   License Revenues. To date, the majority of Marimba's license revenues have been derived from sales of our Desktop/Mobile management products. For the year ended December 31, 2001, revenues from sales of our Desktop/Mobile, Server and Embedded Management products lines accounted for approximately 76%, 18% and 6% of total license revenues, respectively. For the year ended December 31, 2000, revenues from sales of our Desktop/Mobile and Server Management products represented 88% and 12% of license revenues. Prior to 2001, Marimba did not separately account for its Embedded Management products and sales of these products were included with the Desktop/Mobile Management product line. License revenues decreased $3.5 million, or 11%, to $27.8 million in 2001 from $31.3 million in 2000. License revenues increased $7.7 million, or 33%, to $31.3 million in 2000 from $23.6 million in 1999.

   The decrease in license revenues from 2000 to 2001 was due primarily to delays in anticipated customer purchases and generally longer sales cycles caused by the general economic weakness in the Unites States and Europe. Also, Marimba experienced generally low productivity from its sales force and replaced many unproductive sales personnel. We typically expect that a new sales representative will take six months or longer to achieve full productivity. License revenues increased from 1999 to 2000 due primarily to increased product licenses sold, reflecting higher customer demand for our Desktop/Mobile Management products, the introduction of our Server Management products in 2000, additional sales to existing customers and overall growth of our sales organization.

   Service Revenues. Service revenues include maintenance and support, consulting and training. Service revenues increased $3.5 million, or 28%, to $16.2 million in 2001 from $12.7 million in 2000. Service revenues in 2000 increased $4.9 million, or 64%, to 12.7 million from $7.8 million in 1999.

   As a percentage of total revenues, service revenues were 37%, 29% and 25% of total revenues in 2001, 2000 and 1999, respectively. The increase in service revenues was due primarily to increased revenues from maintenance and support contracts as Marimba's customer base has grown. Also, we increased our consulting revenues as customers elected to utilize our consulting organization to assist them with their implementation of our products.

Costs of Revenues

   Cost of License Revenues. Cost of license revenues consists primarily of the cost of third-party software products that were either integrated into our products or resold by us. Cost of license revenues was $595,000, $681,000 and $402,000 in 2001, 2000 and 1999, respectively. The higher cost of license revenues in 2000 was due primarily to the costs of a third-party product resold by us. We expect cost of license revenues to remain a relatively small percentage of total revenues.

   Cost of Service Revenues.  Cost of service revenues includes:

  . salaries and related expenses of our customer service and training organizations;

  . salaries and related expenses of our consultants for billable consulting engagements;

  . cost of third parties contracted to provide consulting services to our customers; and

  .   an allocation of our facilities and depreciation expenses.

   Cost of service revenues was $5.9 million, $4.3 million and $3.0 million in 2001, 2000 and 1999, representing 37%, 33% and 39% of service revenue, respectively. The year-to-year increases in absolute dollars of cost of service revenues were due primarily to growth in our customer service and training organizations, higher fees paid to a third party that provides after hours telephone support for our customers and an increase in the costs of providing our consulting services, commensurate with the increase in consulting revenues.

Operating Expenses

   Research and Development. Research and development expenses, which are expensed as incurred, consist primarily of:

  .   salaries and related costs of our engineering organization;

  .   fees paid to third-party consultants, if any; and

  .   an allocation of our facilities and depreciation expenses.

   We believe that our success is dependent in large part on continued enhancement of our current products and the ability to develop new, technologically advanced products that meet the sophisticated requirements of our customers. Research and development expenses were $10.5 million, $11.1 million and $8.5 million in 2001, 2000 and 1999, respectively. The decrease in research and development expenses from 2000 to 2001 was due primarily to our decision to focus on Marimba's core change and configuration management products and the resulting discontinuance of Marimba.net, a distribution hosting service and closure of our Houston, Texas development facility that had previously been dedicated to performance management product development. The increase in research and development expenses from 1999 to 2000 was due primarily to an increase in engineering personnel and related costs. Over the long term, we plan to increase our investment in research and development.

   Sales and Marketing.  Sales and marketing expenses consist primarily of:

  .   salaries and related costs of our sales and marketing organizations;

  .   sales commissions;

  . costs of our marketing programs, including public relations, advertising, trade shows, collateral sales materials, and seminars;

  . rent and facilities costs associated with our regional and international sales offices; and

  .   an allocation of our facilities and depreciation expenses.

   Sales and marketing expenses were $32.0 million, $27.8 million and $19.6 million in 2001, 2000 and 1999, respectively. From 2000 to 2001, sales and marketing expenses increased due primarily to growth in the sales organization during the first half of 2001, expansion of Marimba's sales operation in the United Kingdom and telemarketing expenses. From 1999 to 2000, the increase in sales and marketing expenses was due primarily to growth in our sales and marketing organizations, an increase in sales commissions as sales increased, an increase in the number of regional sales offices and expansion of our marketing programs. Over the long term, we expect to continue to invest heavily in sales and marketing in order to grow revenues and expand our brand awareness.

   General and Administrative. General and administrative expenses consist primarily of:

  .   costs of our finance, human resources and legal services organizations;

  . insurance premiums and third-party legal and other professional services fees; and

  .   an allocation of our facilities and depreciation expenses.

   General and administrative expenses were $7.9 million, $12.6 million and $5.1 million in 2001, 2000 and 1999, respectively. General and administrative expenses were higher in 2000 compared with 1999 and 2001 due primarily to the settlement of our patent disputes with Novadigm, Inc., and an increase in the bad debt provision of approximately $2.1 million. Both of these events occurred in 2000. Additionally, from 1999 through 2001 we have grown our administrative organizations in support of the overall company growth.

   Restructuring. In April 2001, Marimba announced a restructuring plan. The plan involved the elimination of approximately 20% of the workforce, or 60 employees and independent contractors. Marimba recorded a charge of $789,000 in the second quarter of 2001 related to the restructuring plan, which consisted of personnel costs of $583,000, facilities and equipment impairments of $136,000 and other costs of $70,000.

   Deferred Compensation. We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.0 million. In 2000, we recorded deferred compensation of approximately $1.9 million (net of reduction of $703,000 due to cancelled shares), which represented the intrinsic value of certain stock awards. In 2001, we recorded deferred compensation of approximately $1.9 million (net of reduction of $564,000 due to cancelled shares), which represented the intrinsic value of certain stock awards. Deferred compensation is being amortized over the vesting periods of the options and stock on a graded vesting method. We amortized deferred compensation expense of $2.2 million, $1.7 million and $1.4 million for fiscal years 2001, 2000 and 1999, respectively. This compensation expense relates to options awarded to individuals in all operating expense categories. The amortization of deferred compensation, assuming no further reductions due to cancelled shares, is expected to approximate $1.2 million in 2002 and $301,000 in 2003.

   In July 2001, Marimba granted an option to purchase 50,000 shares of common stock at an exercise price of $2.45 per share to a non-employee in exchange for consulting services. The option was fully vested at the date of grant and is exercisable for ten years. We estimated the fair value of the option granted for services using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5%, an expected life of 10 years, dividend yield of zero and volatility of 140%. In connection with this option to purchase common stock, Marimba recorded a non-cash charge to sales and marketing expense of $120,000 in 2001.

Interest Income and Other Expenses, Net

   Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments offset by other miscellaneous expenses. Interest income, net was $2.8 million, $4.5 million and $2.5 million in 2001, 2000 and 1999, respectively. The decrease in interest income, net, from 2000 to 2001 was due primarily to lower invested cash balances and lower interest rates. The increase in interest income, net, from 1999 to 2000 was due primarily to increased invested cash balances from the sale of common stock in our initial public offering in April 1999.

Provision for Income Taxes

   Marimba's provision for income taxes for the years ended December 31, 2001 and 2000, consists of state income and franchise taxes and foreign taxes. For the year ended December 31, 1999 our provision for income taxes is comprised entirely of foreign taxes. No provision for Federal taxes has been recorded, because we have experienced operating losses from inception through 2001.

   As of December 31, 2001, we had Federal net operating loss carryforwards of approximately $35.0 million. We also had a Federal research and development tax credit carryforward of approximately $1.0 million at that date. The net operating loss and credit carryforwards will expire at various dates beginning in 2011 through 2021 if not utilized.

   Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations contained in the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credits before utilization.

Liquidity and Capital Resources

   As of December 31, 2001, our principal sources of liquidity included approximately $26.1 million of cash and cash equivalents and $16.2 and $18.2 million of short-term and long-term investments in marketable securities, respectively. In April 1999, we sold shares of our common stock in our initial public offering, generating net proceeds of approximately $68.1 million after offering expenses. Net cash used in investing activities for the year ended December 31, 1999 reflects the investment of approximately $65.9 million of the net proceeds from our initial public offering in marketable securities. Proceeds from other issuances of common stock of approximately $1.3 million, $1.9 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, are comprised primarily of employee exercises of stock options. Net cash used in operating activities for the year ended December 31, 2001 is the result of the net loss for the year and a decrease in deferred revenue, partially offset by a decrease in accounts receivable and adjustments for non-cash depreciation and amortization. Net cash used in operating activities for the year ended December 31, 2000 is primarily the result of the net loss for the year and an increase in accounts receivable, partially offset by an increase in deferred revenue.

   Marimba's contractual obligations consist of noncancellable operating lease agreements. As of December 31, 2001, future minimum lease payments under noncancellable operating leases for the period 2002 through 2005 are expected to be approximately $6.5 million, as presented in the table below:

                                                       Operating
                                                         Leases
                                                     --------------
                                                     (in thousands)
                                                     --------------
            Year ending December 31:
               2002.................................      1,855
               2003.................................      1,934
               2004.................................      1,960
               2005.................................        728
                                                         ------
                   Total minimum lease payments.....     $6,477
                                                         ======

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

Related Party Transactions

   In July 2000, Marimba provided a loan facility of up to $1,000,000 to one of its executive officers to assist him in paying withholding taxes incurred upon the purchase of restricted stock. The note bore interest at the rate of 6.6%, had an outstanding principal amount of $751,093 and became due and payable in full on October 9, 2001, which was three months from the executive officer's employment termination date with Marimba on July 9, 2001. No amounts were drawn in 2000. The outstanding principal amount due under the note was repaid by the executive officer on October 10, 2001.

   In September 2001, Marimba executed a software license agreement in the amount of $443,000 with a customer, whose chief executive officer is a member of Marimba's board of directors. As of December 31, 2001, there were no amounts due.

Recent Accounting Pronouncements

   In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives", effective for periods beginning after December 15, 2001. EITF 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. We expect to adopt EITF-00-14 during the first quarter of fiscal 2002, and we do not believe that it will have a material effect on our operating results or financial position.

   In June 2001, the EITF issued EITF Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", effective for periods beginning after December 15, 2001. EITF 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements. We expect to adopt EITF 00-25 during the first quarter of fiscal 2002, and we do not believe that it will have a material effect on our operating results or financial position.

   In September 2001, the EITF issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products", which is a codification of EITF 00-14, EITF 00-25 and EITF 00-22, "Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future". Marimba is currently assessing the impact of the adoption of these issues on our financial statements.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"). FAS 141 establishes new standards for accounting and reporting business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that FAS 141 will have a material effect on our operating results or financial positions.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets", which supersedes Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets". FAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material effect on our operating results or financial position.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations" for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We plan to adopt FAS
144 as of January 1, 2002 and expect that the adoption of the Statement will have an insignificant impact on our financial position or results of operations.

   In November 2001, the FASB issued a Staff Announcement, Topic D-103, which concluded that the reimbursement of "out-of-pocket" expenses should be classified as revenue in the statement of operations for financial reporting periods beginning after December 15, 2001and comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. Marimba currently records reimbursement of "out-of-pocket" expenses in cost of services. Effective January 1, 2002, we will apply this Announcement. The announcement will have no impact on gross profit or net loss, but will increase services revenue and cost of services revenue.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

   The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part I on page 3 above.

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

  We Have Incurred Losses and May Incur Future Losses

   Our failure to significantly increase our revenues would seriously harm our business and operating results. There is no assurance that we will reach sustained profitability. As of December 31, 2001, we had an accumulated deficit of approximately $41.9 million. We expect over the long term to increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to increase our quarterly revenues to offset these increasing expenses and return to profitability. We may not be able to sustain our historical revenue levels. In fact, we may not have any revenue growth, and our revenues could decline.

  Fluctuations in Quarterly Operating Results and Absence of Significant Backlog

   Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of our future performance. In the future, our operating results may be below the expectations of securities analysts and investors. Our failure to meet these expectations would likely harm the market price of our common stock. Operating results vary depending on a number of factors, many of which are outside our control. Our operating results may also depend on general economic factors, including an economic slowdown or recession.

   A substantial portion of our revenues for most quarters has been booked in the last month of the quarter and the m agnitude of quarterly fluctuations in operating results may not become evident until late in or even at the end of a particular quarter. As a result, a delay in recognizing revenue, even from just one account, could have a significant negative impact on our operating results. In the past, a significant portion of our sales have been realized near the end of a quarter. A delay in an anticipated sale past the end of a particular quarter could negatively impact our operating results.

   We generally expect that revenues in the first quarter of each year will not substantially increase over, and may be lower than, revenues in the fourth quarter of the preceding year due to the annual nature of companies' purchasing and budgeting cycles and the year-to-date structure of our sales incentive program.

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

  We Expect Significant Increases in Our Operating Expenses

   Despite recent cost cutting measures implemented by Marimba, we intend over the long term to substantially increase our operating expenses as we:

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

  Our Success Depends on our Desktop/Mobile Management Product Family

   We expect to continue to derive a substantial portion of our revenues from our Desktop/Mobile Management product line and related services. A decline in the price of our Desktop/Mobile Management products or our inability to increase sales of these products would seriously harm our business and operating results. We cannot predict the success of Desktop/Mobile Management products. We periodically update our Desktop/Mobile Management products to make improvements and provide additional enhancements. New versions of this product line may not provide the benefits we expect and could fail to meet customers' requirements or achieve widespread market acceptance.

   Our strategy requires our Desktop/Mobile Management products to be highly scalable--in other words, able to rapidly increase deployment size from a limited number of end-users to a very large number of end-users. If we are unable to achieve this level of scalability, the attractiveness of our products and services would be diminished.

  We Need to Grow Our Server Management and Embedded Management Product Revenues and Develop New Products and Services

   During 2001, revenues from our Server Management and Embedded Management product lines accounted for 18% and 6% of total license revenues, respectively. There can be no assurance that the revenues from each of these product lines will grow, in absolute amount or as a percentage of total license revenues, or that our Server Management products and Embedded Management products will meet customer expectations or gain widespread market acceptance. To provide comprehensive systems management solutions, we will need to develop and introduce new products and services which offer functionality that we do not currently provide. We may not be able to develop these technologies, and therefore, we may not be able to offer a comprehensive systems management solution. In addition, in the past we have experienced delays in new product releases, and we may experience similar delays in the future. If we fail to release new product on a timely basis, our business and operating results could be seriously harmed.

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

   Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenues would negatively impact our future service revenues. Our support and maintenance programs are sold on an annual basis. Renewal of annual support and maintenance is generally at the customer's election. If customers elect not to renew their support and maintenance agreements, our services revenues could be significantly adversely impacted. If support and maintenance revenues were to decline, or not grow as rapidly as expected, Marimba would need to increase its license revenues and other service revenues in order to make up for the decline in support and maintenance revenues.

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

  We Must Retain and Attract Key Personnel

   Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our president and chief executive officer, Richard Wyckoff, our chief financial officer, Mark Garrett, and our vice president of worldwide sales, Matt Thompson. We have in the past lost senior management personnel. Several members of our senior management are relatively new to Marimba, including Messrs. Wyckoff, Garrett and Thompson, and our success will depend in part on the successful assimilation and performance of these individuals.

   We may not be successful in attracting qualified senior management personnel or be able to attract, assimilate and retain other key personnel in the future. None of our senior management or other key personnel is bound by an employment agreement. If we lose additional key employees and are unable to replace them with qualified individuals, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other companies based primarily in the software industry, we face intense competition for qualified personnel.

  We Have a Long Sales Cycle that Depends upon Factors Outside Our Control

   A customer's decision to license our products typically involves a significant commitment of resources and is influenced by the customer's budget cycles. In addition, selling our products requires us to educate potential customers on our product's use and benefits. As a result, our products have a long sales cycle which can take over six months. We face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant capital expenditures. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to test our products before they decide whether to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

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

  . Companies that market products that support the distribution of software applications and content; and

  .   Desktop software management products.

   In addition, we compete with various methods of software distribution (including thin client systems and web browsers) and with application server vendors and others that have introduced software distribution capabilities into their products.

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

   Most of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have more extensive customer bases and broader customer relationships that they could leverage, including relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional service organizations than we do. In addition, these companies may adopt aggressive pricing policies which we are unable to match. In the past, we have lost potential customers to competitors for various reasons, including lower prices.

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

  We Are Involved in Patent Infringement Litigation and May Be Found to Infringe Proprietary Rights of Others

   We are a defendant in the patent infringement litigation described in Part II, Item 1--"Legal Proceedings" of this report. We intend to defend this litigation vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Our defense of this litigation, regardless of the merits of the complaint, has been, and will likely continue to be, time-consuming, costly and a diversion for Marimba's technical and management personnel. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

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

   We could incur substantial costs to defend any intellectual property litigation (including the one described above), and intellectual property litigation could result in one or more of the following:

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

  We Are Involved in a Securities Class Action Litigation and Are At Risk of Additional Similar Litigation

   In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part II, Item 1--"Legal Proceedings" of this report. The defense of this litigation may increase our expenses and divert our management's attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

  We Need to Develop Third-Party Distribution Relationships

   We have a limited number of distribution relationships and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Our current agreements with our distribution partners do not prevent these companies from selling products of other companies, including products that may compete with our products, and do not generally require these companies to purchase minimum quantities of our products. These distributors could give higher priority to the products of other companies or to their own products, than they give to our products. In addition, sales through these channels generally result in lower fees to Marimba than direct sales. As a result, while the loss of, or significant reduction in, sales volume to any of our current or future distribution partners could seriously harm our revenues and operating results, a significant increase in sales through these channels could also negatively impact our gross margins.

  We Need to Develop and Expand Our Sales and Marketing Capabilities

   We need to expand our direct sales and marketing operations in order to increase market awareness of our products, market our products to a greater number of enterprises and generate increased revenues. Competition for qualified sales personnel is intense and we may not be able to hire enough qualified sales personnel in the future. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New hires require extensive training and typically take at least six months to achieve full productivity. There is no assurance that new sales representatives will ultimately become productive. In prior quarters, Marimba's license revenues have often resulted from contracts closed by just a few sales representatives. If Marimba were to lose qualified and productive sales personnel, our revenues would be adversely impacted. Furthermore, the cost of hiring and training replacement sales personnel could be significant. In addition, we have limited experience marketing our products broadly to a large number of potential customers, both in the United States and elsewhere.

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

   Over the long term, we expect our total service revenues to increase as we continue to provide support, consulting and training services that complement our products and as our installed customer base grows. This could negatively impact our gross margin because margins on revenues derived from services are generally lower than gross margins on revenues derived from the license of our products.

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

  We Rely on Third-Party Software and Applications

   We integrate third-party software and digital certificates as a component of our software. There are inherent limitations in the use and capabilities of much of the technology that we license from third parties. As a result, we face a number of challenges in integrating these technologies into our products. We would be seriously harmed if the providers from whom we license software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain or obtain this software, could result in shipment delays or reductions. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

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

  Our Stock Price Is Likely to Continue to be Volatile

   The market price of our common stock has been and is likely to continue to be highly volatile. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technological innovations, new products or new contracts by us or our competitors, developments with respect to patents or proprietary rights and related litigation, other material litigation involving Marimba, changes in our management or other key employees, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology companies. These types of broad market fluctuations may adversely affect the market price of our common stock.

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

  We Have Experienced Recent Credit-Related Issues with Certain of Our Customers and We May Not Achieve Anticipated Revenue if We Need to Defer a Significant Amount of Revenue

   We have experienced recent credit-related issues with certain of our existing and proposed customers, primarily due to the economic slowdown in the United States. Certain of these customers are in the process of obtaining funding, and in certain cases, we have deferred a portion or all of the revenues from these customers until they have achieved adequate levels of financing and are able to pay us. Should we have more customers than we anticipate with liquidity issues, or if payment is not received on a timely basis, our business, operating results and general financial condition could be seriously harmed.

  We Face Challenges Stemming from Our Emerging Markets

   The market for certain of our products has only recently begun to develop, is rapidly evolving and will likely have an increasing number of competitors. We cannot be certain that a viable market for these products will emerge or be sustainable. If this market fails to develop, or develops more slowly than expected, our business and operating results would be seriously harmed.

   Furthermore, in order to be successful in this emerging market, we must be able to differentiate Marimba from our competitors through our product and service offerings and brand name recognition. We may not be successful in differentiating Marimba or achieving widespread market acceptance of our products and services. In addition, enterprises that have already invested substantial resources in other methods of deploying and managing their applications, content and/or services may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems.

  We Must Respond to Rapid Technological Change and Evolving Industry Standards

   The markets for our systems management solutions are characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. New solutions based on new technologies or new industry standards can quickly render existing solutions obsolete and unmarketable. Any delays in our ability to develop and release enhanced or new solutions could seriously harm our business and operating results. Our technology is complex, and new products, enhancements and services can require long development and testing periods. Our failure to conform to prevailing standards could have a negative effect on our business and operating results.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

   Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since most of our investments are in marketable securities with maturities less than two years.

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

   The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity, for our investment portfolio as of December 31, 2001 and 2000. This table does not include money market funds, because those funds are not subject to market risk.

                                                         Maturing during
                                                        ----------------
                                                         2002     2003
                                                        -------  -------
                                                         (in thousands)
      December 31, 2001:
      Cash equivalents................................. $20,843  $    --
         Weighted average interest rate................    1.77%      --
      Investments...................................... $16,249  $18,246
         Weighted average interest rate................    3.74%    3.88%
      Total............................................ $37,092  $18,246
         Weighted average interest rate................    2.63%    3.88%

                                                         Maturing during
                                                        ----------------
                                                         2001     2002
                                                        -------  -------
                                                         (in thousands)
      December 31, 2000:
      Cash equivalents................................. $29,300  $    --
         Weighted average interest rate................    6.46%      --
      Investments...................................... $31,407  $ 4,146
         Weighted average interest rate................    6.50%    6.90%
      Total............................................ $60,707  $ 4,146
         Weighted average interest rate................    6.48%    6.90%

Exchange Rate Sensitivity

   We develop products in the United States, and sell our products and services primarily in North America, Europe and Asia. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As sales are generally made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. To date, however, because we operate primarily in the United States and as sales have been generally made in U.S. dollars, we have had no material exposures to foreign currency rate fluctuations. Accordingly, we have no basis to quantify the risk from hypothetical changes in foreign currency exchange rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 MARIMBA, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors.............................. 34
Consolidated Balance Sheets.................................................... 35
Consolidated Statements of Operations.......................................... 36
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)....... 37
Consolidated Statements of Cash Flows.......................................... 38
Notes to Consolidated Financial Statements..................................... 39

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Marimba, Inc.

   We have audited the accompanying consolidated balance sheets of Marimba, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marimba, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST & YOUNG LLP

Palo Alto, California
January 10, 2002

                                 MARIMBA, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except par value data)

                                                                                             December 31,
                                                                                          ------------------
                                                                                            2001      2000
                                                                                          --------  --------
ASSETS
Current assets:
   Cash and cash equivalents............................................................. $ 26,141  $ 33,122
   Short-term investments................................................................   16,249    31,407
   Accounts receivable, net of allowances of $2,358 and $2,223 at December 31, 2001
     and 2000............................................................................    7,791    12,500
   Prepaid expenses and other current assets.............................................    1,164     1,599
                                                                                          --------  --------
       Total current assets..............................................................   51,345    78,628
Property and equipment, net..............................................................    3,900     4,274
Long-term investments....................................................................   18,246     4,146
Other assets.............................................................................      360       360
                                                                                          --------  --------
                                                                                          $ 73,851  $ 87,408
                                                                                          ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities.............................................. $  2,378  $  2,881
   Accrued compensation..................................................................    3,408     4,055
   Deferred revenue......................................................................   10,558    13,516
                                                                                          --------  --------
       Total current liabilities.........................................................   16,344    20,452
Long-term liabilities....................................................................      265       153
Commitments and contingencies............................................................
Preferred stock; $.0001 par value, 10,000 shares authorized, no shares designated, issued
  and outstanding........................................................................       --        --
Stockholders' equity:
   Common stock; $.0001 par value, 80,000 shares authorized, 24,142 and 23,585
     shares issued and outstanding at December 31, 2001 and 2000, respectively...........        2         2
   Additional paid-in capital............................................................  100,523    97,222
   Deferred compensation.................................................................   (1,542)   (1,882)
   Accumulated other comprehensive income (loss).........................................      141        (9)
   Accumulated deficit...................................................................  (41,882)  (28,530)
                                                                                          --------  --------
       Stockholders' equity..............................................................   57,242    66,803
                                                                                          --------  --------
                                                                                          $ 73,851  $ 87,408
                                                                                          ========  ========

                            See accompanying notes.

                                 MARIMBA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                        Year Ended December 31,
                                                                      ---------------------------
                                                                        2001      2000     1999
                                                                      --------  --------  -------
Revenues:
   License........................................................... $ 27,801  $ 31,329  $23,637
   Service...........................................................   16,229    12,718    7,776
                                                                      --------  --------  -------
       Total revenues................................................   44,030    44,047   31,413
Cost of revenues:
   License...........................................................      595       681      402
   Service...........................................................    5,940     4,256    3,036
                                                                      --------  --------  -------
       Total cost of revenues........................................    6,535     4,937    3,438
                                                                      --------  --------  -------
Gross profit.........................................................   37,495    39,110   27,975
Operating expenses:
   Research and development..........................................   10,508    11,114    8,497
   Sales and marketing...............................................   31,965    27,758   19,625
   General and administrative........................................    7,934    12,570    5,066
   Restructuring costs...............................................      789        --       --
   Amortization of deferred compensation.............................    2,226     1,702    1,410
                                                                      --------  --------  -------
       Total operating expenses......................................   53,422    53,144   34,598
                                                                      --------  --------  -------
Loss from operations.................................................  (15,927)  (14,034)  (6,623)
Interest income......................................................    2,817     4,562    2,536
Interest and other expenses..........................................      (43)      (21)     (30)
                                                                      --------  --------  -------
Loss before income taxes.............................................  (13,153)   (9,493)  (4,117)
Provision for income taxes...........................................      199       179       97
                                                                      --------  --------  -------
Net loss............................................................. $(13,352) $ (9,672) $(4,214)
                                                                      ========  ========  =======
Basic and diluted net loss per share................................. $   (.56) $   (.42) $  (.22)
                                                                      ========  ========  =======
Weighted-average shares of common stock outstanding used in computing
  basic and diluted net loss per share...............................   23,943    23,200   19,029
                                                                      ========  ========  =======


                            See accompanying notes.

                                 MARIMBA, INC.

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                (in thousands)

                                                       Note                  Accumulated               Equity (Net
                           Common Stock  Additional Receivable                  Other                 Stockholders'
                          --------------  Paid-in      From      Deferred   Comprehensive Accumulated    Capital    Comprehensive
                          Shares  Amount  Capital    Officer   Compensation Income (Loss)   Deficit    Deficiency)  Income (Loss)
                          ------  ------ ---------- ---------- ------------ ------------- ----------- ------------- -------------
Balances at January 1,
 1999.................... 13,053     1    $  2,182    $(160)     $(1,116)       $  (6)     $(14,644)    $(13,743)
Sale of common stock in
 initial public offering,
 net.....................  3,736    --      68,075       --           --           --            --       68,075
Conversion of Series A
 and Series B redeemable
 preferred stock to
 common stock............  5,753     1      18,952       --           --           --            --       18,953
Issuance of common stock
 upon exercise of stock
 options and warrant.....    632    --       1,561       --           --           --            --        1,561
Issuance of common stock
 under employee
 stock purchase plan.....     42    --         719       --           --           --            --          719
Repurchases of common
 stock...................    (70)   --         (27)      --           --           --            --          (27)
Translation adjustment...     --    --          --       --           --          (16)           --          (16)     $    (16)
Repayment of note
 receivable from an
 officer.................     --    --          --      160           --           --            --          160
Unrealized loss on
 investments.............     --    --          --       --           --         (239)           --         (239)         (239)
Deferred compensation....     --    --       1,974       --       (1,974)          --            --           --
Amortization of deferred
 compensation............     --    --          --       --        1,410           --            --        1,410
Net loss.................     --    --          --       --           --           --        (4,214)      (4,214)       (4,214)
                          ------   ---    --------    -----      -------        -----      --------     --------      --------
Balances at December 31,
 1999.................... 23,146     2      93,436       --       (1,680)        (261)      (18,858)      72,639      $ (4,469)
                                                                                                                      ========
Issuance of common stock
 upon exercise of stock
 options.................    459    --       1,099       --           --           --            --        1,099
Issuance of common stock
 under employee
 stock purchase plan.....     89    --         924       --           --           --            --          924
Repurchases of common
 stock...................   (109)   --        (140)      --           --           --            --         (140)
Translation adjustment...     --    --          --       --           --          (20)           --          (20)     $    (20)
Unrealized gain on
 investments.............     --    --          --       --           --          272            --          272           272
Deferred compensation,
 net of
 cancellation adjustment.     --    --       1,903       --       (1,903)          --            --           --
Amortization of deferred
 compensation............     --    --          --       --        1,701           --            --        1,701
Net loss.................     --    --          --       --           --           --        (9,672)      (9,672)       (9,672)
                          ------   ---    --------    -----      -------        -----      --------     --------      --------
Balances at December 31,
 2000.................... 23,585     2      97,222       --       (1,882)          (9)      (28,530)      66,803      $ (9,420)
                                                                                                                      ========
Issuance of common stock
 upon exercise of stock
 options.................    323    --         594       --           --           --            --          594
Issuance of common stock
 under employee
 stock purchase plan.....    338    --         715       --           --           --            --          715
Issuance of stock option
 for services............           --         120       --           --           --            --          120
Repurchases of common
 stock...................   (104)   --         (14)      --           --           --            --          (14)
Deferred compensation,
 net of
 cancellation adjustment.     --    --       1,886       --       (1,886)          --            --           --
Translation adjustment...     --    --          --       --           --           (9)           --           (9)     $     (9)
Unrealized gain on
 investments.............     --    --          --       --           --          159            --          159           159
Amortization of deferred
 compensation............     --    --          --       --        2,226           --            --        2,226
Net loss.................     --    --          --       --           --           --       (13,352)     (13,352)      (13,352)
                          ------   ---    --------    -----      -------        -----      --------     --------      --------
Balances at December 31,
 2001.................... 24,142   $ 2    $100,523    $  --      $(1,542)       $ 141      $(41,882)    $ 57,242      $(13,202)
                          ======   ===    ========    =====      =======        =====      ========     ========      ========

                            See accompanying notes.

                                 MARIMBA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                  Year Ended December 31,
                                                                               ----------------------------
                                                                                 2001      2000      1999
                                                                               --------  --------  --------
Operating activities:
Net loss...................................................................... $(13,352) $ (9,672) $ (4,214)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation...............................................................    2,096     1,599     1,233
   Amortization of deferred compensation......................................    2,226     1,701     1,410
   Issuance of stock option for services......................................      120        --        --
   Loss on disposal of property and equipment.................................       64        49        --
   Effect of exchange rate....................................................       (9)      (20)      (16)
   Changes in operating assets and liabilities:
       Accounts receivable, net...............................................      856    (5,101)   (4,814)
       Prepaid expenses and other current assets..............................      435      (514)      322
       Other assets...........................................................       --      (324)      262
       Accounts payable and accrued liabilities...............................     (503)     (262)    1,747
       Accrued compensation...................................................     (647)      776     1,575
       Deferred revenue.......................................................   (2,958)    2,197     5,800
       Other liabilities......................................................      112       105        13
                                                                               --------  --------  --------
Net cash provided by (used in) operating activities...........................  (11,560)   (9,466)    3,318
                                                                               --------  --------  --------
Investing activities:
   Capital expenditures, net..................................................   (1,786)   (2,966)   (1,441)
   Purchases of investments...................................................  (63,820)  (31,592)  (65,863)
   Proceeds from matured investments..........................................   65,037    53,060    13,000
                                                                               --------  --------  --------
Net cash provided by (used in) investing activities...........................     (569)   18,502   (54,304)
                                                                               --------  --------  --------
Financing activities:
   Proceeds from issuance of common stock, net of repurchases.................    1,295     1,883     2,253
   Proceeds from sale of common stock in initial public offering, net.........       --        --    68,075
   Repayment of note receivable from officer..................................       --        --       160
   Proceeds from transfer of financial assets.................................    3,853        --        --
   Principal payments under capital lease obligations.........................       --       (60)     (939)
                                                                               --------  --------  --------
Net cash provided by financing activities.....................................    5,148     1,823    69,549
                                                                               --------  --------  --------
Net increase (decrease) in cash and cash equivalents..........................   (6,981)   10,859    18,563
Cash and cash equivalents at beginning of year................................   33,122    22,263     3,700
                                                                               --------  --------  --------
Cash and cash equivalents at end of year...................................... $ 26,141  $ 33,122  $ 22,263
                                                                               ========  ========  ========
Supplemental disclosure of cash flow information:
   Interest paid.............................................................. $      4  $      1  $     30
                                                                               ========  ========  ========
   Income taxes paid.......................................................... $    199  $    179  $     97
                                                                               ========  ========  ========
Supplemental disclosure of non-cash investing and financing activities:
   Conversion of redeemable preferred stock to common Stock................... $     --  $     --  $ 18,953
                                                                               ========  ========  ========
   Deferred compensation, net of cancellation adjustment...................... $  1,886  $  1,903  $  1,974
                                                                               ========  ========  ========

                            See accompanying notes.

                                 MARIMBA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

  Basis of Presentation

   Marimba was incorporated in Delaware on February 21, 1996. Marimba develops, markets and supports end-to-end change and configuration management software solutions. Marimba's Desktop/Mobile Management, Server Management and Embedded Management product families provide an efficient and reliable way for enterprises to distribute, update and manage applications and related data to desktops, laptops, servers and devices. Marimba's products help customers reduce their total cost of ownership and improve quality of service by streamlining the distribution and management of software applications and content. Marimba markets its products worldwide through a combination of a direct sales force, resellers and OEM partners.

   The consolidated financial statements include the accounts of Marimba and its wholly-owned subsidiary in the United Kingdom. Intercompany accounts and transactions have been eliminated in consolidation.

   Marimba has incurred operating losses to date and had an accumulated deficit of $41.9 million at December 31, 2001. Marimba's activities have been primarily financed through its initial public offering of common stock and earlier private placements of equity securities. If Marimba is ultimately unable to achieve profitability and positive cash flows from operations, it may need to raise additional capital through the issuance of debt or equity securities.
Such financing may not be available on terms satisfactory to Marimba, if at all.

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate these estimates and judgments, including those related to revenue recognition, bad debts and litigation. Actual results could differ materially from those estimates.

  Revenue Recognition

   Marimba derives its revenues primarily from two sources (i) license revenues, which consist of software license fees and (ii) service revenues, which are comprised of fees for maintenance and support, consulting and training. Maintenance and support agreements provide technical support and the right to unspecified upgrades on an if-and-when available basis. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

   Marimba applies the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Marimba applied the provisions of SAB 101 to all revenue transactions for fiscal 2001 and 2000. SAB 101 has not had a material impact on our results of operations, financial position or cash flows.

                                 MARIMBA, INC.

   In accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29"), "Accounting for Nonmonetary Transactions", Marimba records barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. To date, revenues from barter transactions have been insignificant and represent less than 1% of net revenues.

   Marimba licenses software products to corporate customers, OEM partners and resellers on a perpetual basis or a term basis. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable.

   Marimba uses either a definitive customer purchase order or signed license agreement as evidence of an arrangement. License revenues in arrangements with customers who are not the ultimate users, primarily resellers, are not recognized until the software is sold through to the end-user. Advance payments from resellers for guaranteed minimum commitments are deferred until the software is sold through to the end-user or upon expiration of the specified commitment time period if the minimum commitments have not been met. Delivery generally occurs when license keys and passwords have been made available to the customer through e-mail.

   At the time of the transaction, Marimba assesses whether the fee associated with revenue transactions is fixed or determinable and whether or not collection is probable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and our history with the customer or with similar customers. If a significant portion of a fee is due after our normal payment terms, we generally account for the fee as not being fixed or determinable. In these cases, Marimba recognizes revenue as the fees become due.

   Marimba assesses the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

   For arrangements with multiple obligations (for example, undelivered maintenance and support), Marimba allocates revenue to each component of the arrangement using the residual value method based on vendor specific objective evidence of the fair value of the undelivered elements, which is specific to Marimba. This means that Marimba defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our licenses are based upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. Most of our arrangements involve multiple obligations.

   Marimba's arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

   Marimba recognizes revenues for maintenance and support ratably over the maintenance term, which is generally one year. Consulting services are generally billed based on daily rates and training services are generally billed on per student or per class session basis. We generally recognize consulting and training revenues as the services are performed.

  Research and Development

   Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86 ("FAS 86"), "Accounting for the Costs of Computer Software to Be

                                 MARIMBA, INC.

Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility, which, for Marimba, is established upon completion of a working model. To date, costs incurred by Marimba between completion of the working model and the point at which the product is ready for general release have been insignificant and charged to expense as incurred.

  Advertising

   Marimba expenses advertising costs as incurred. Advertising expense was $819,000, $1.2 million and $562,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Cash, Cash Equivalents and Investments

   Cash equivalents consist of financial instruments, which are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Marimba's cash and cash equivalents as of December 31, 2001 and 2000 consist primarily of commercial paper, corporate and municipal bonds, and demand deposits and money market funds held by large financial institutions in the United States. The carrying value of cash and cash equivalents approximates fair value at December 31, 2001 and 2000.

   Marimba classifies, at the date of acquisition, its marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are reported at fair market value with the related unrealized gains and losses included in stockholders' equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income. Interest and dividends on all securities are included in interest income. Investments with remaining maturities of less than one year are considered short-term investments. Investments with remaining maturities longer than one year are considered long-term investments. All investments classified as long-term mature during 2003.

                                 MARIMBA, INC.

   Available-for-sale investments are summarized as follows:

                                                                    Gross      Gross
                                                        Amortized Unrealized Unrealized  Fair
                                                          Cost      Gains      Losses    Value
                                                        --------- ---------- ---------- -------
                                                                    (in thousands)
December 31, 2001:
   Corporate notes.....................................  $22,540     $182       $(15)   $22,707
   Market auction rate preferred stock.................    1,150       --         --      1,150
   Debt securities from U.S. Government and government
     agencies..........................................   10,613       25         --     10,638
                                                         -------     ----       ----    -------
       Total investments...............................  $34,303     $207       $(15)   $34,495
                                                         =======     ====       ====    =======
   Short-term investments..............................  $16,204     $ 46       $ (1)   $16,249
   Long-term investments...............................   18,099      161        (14)    18,246
                                                         -------     ----       ----    -------
       Total investments...............................  $34,303     $207       $(15)   $34,495
                                                         =======     ====       ====    =======
December 31, 2000:
   Corporate notes.....................................  $26,355     $ 20       $(10)   $26,365
   Debt securities from U.S. Government and government
     agencies..........................................    9,165       32         (9)     9,188
                                                         -------     ----       ----    -------
       Total investments...............................  $35,520     $ 52       $(19)   $35,553
                                                         =======     ====       ====    =======
   Short-term investments..............................  $31,420     $  6       $(19)   $31,407
   Long-term investments...............................    4,100       46         --      4,146
                                                         -------     ----       ----    -------
       Total investments...............................  $35,520     $ 52       $(19)   $35,553
                                                         =======     ====       ====    =======

   The cost of securities sold is based on the specific identification method.

  Property and Equipment

   Marimba records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the term of the lease.

  Income taxes

   Marimba accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 ("FAS
109"), "Accounting for Income Taxes." Under the asset and liability method, a current tax asset or liability is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Marimba has recorded a full valuation allowance as of December 31, 2001, because we believe it is more likely than not that our deferred tax assets will not be realized in the foreseeable future.

  Accounting for Stock-Based Compensation

   Marimba has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options because, as

                                 MARIMBA, INC.

discussed in Note 6, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of Marimba's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See the pro forma disclosures of applying FAS 123 included in Note 6.

   Stock options issued to non-employees are accounted for in accordance with FAS 123 and Emerging Issues Task Force Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction With Selling, Goods or Services."

  Concentrations of Credit Risk and Other Risks

   Financial instruments that subject Marimba to credit risk consist primarily of uninsured cash, cash equivalents and short-term and long-term investment balances held at commercial banks and institutions primarily in the United States and trade receivables from Marimba's customers. Marimba sells to customers in many different industries. Marimba performs ongoing credit evaluations of customers, but does not generally require collateral. We grant credit terms to most customers ranging from 30 to 90 days, however in some instances Marimba may provide longer payment terms. During the years ended December 31, 2001, 2000 and 1999, Marimba added approximately $171,000, $2.1 million and $36,000, respectively, to its bad debt reserves. Total write-offs of uncollectible accounts were $326,000, $0 and $2,000 in those periods. During fiscal 2000, Marimba established a sales return allowance reserve. During the years ended December 31, 2001 and 2000, $290,000 and $237,000, respectively, was added to this reserve.

   For the years ended December 31, 2001, 2000 and 1999, no single customer represented more than 10% of total revenues. At December 31, 2001, four customers represented 18%, 13%, 13% and 13% of accounts receivable and at December 31, 2000, two customers represented 40% and 14% of accounts receivable.

  Financing

   In June 2001, Marimba entered into a $5 million receivables purchase facility with a bank, pursuant to which Marimba may transfer qualifying accounts receivables to the bank on a non-recourse basis. The purchase facility with the bank expires in June 2002. Transfers under this facility are recorded as sales and accounted for in accordance with Statement of Financial Accounting Standards No. 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During the second quarter of 2001, Marimba transferred to the bank accounts receivable totaling approximately $3.9 million, which approximated fair value. The transfer of accounts receivable for cash were reported in the consolidated statement of cash flows as a financing activity. There were no transfers of accounts receivable during the third or fourth quarters of 2001. During the fourth quarter of 2001, the amount outstanding under the facility was repaid in full.

  Segment Information

   Marimba operates in one operating segment, the development and marketing of systems management software and has operations primarily in the United States. We also operate in the following geographies: the United States and Europe. For the years ended December 31, 2001, 2000 and 1999, sales in Europe were approximately 6%, 3% and 7% of total revenue, respectively. For the years ended December 31, 2001, 2000 and 1999, export sales to customers outside of the United States were $3.4 million, $2.1 million and $2.5 million, respectively. These export sales were primarily made to customers located in Western Europe and Asia.

                                 MARIMBA, INC.

  Net Loss Per Share

   Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share", for all periods presented. In accordance with FAS 128, basic and diluted net loss per share have been computed by dividing the net loss by weighted-average shares of common stock outstanding during the periods, less weighted average shares subject to repurchase.

   The following table presents the calculation of basic and diluted net loss per share:

                                                                            Year Ended December 31,
                                                                          --------------------------
                                                                            2001     2000     1999
                                                                          --------  -------  -------
                                                                                (in thousands,
                                                                            except per share data)
Net loss................................................................. $(13,352) $(9,672) $(4,214)
                                                                          --------  -------  -------
Basic and diluted:
   Weighted-average shares of common stock outstanding...................   24,012   23,391   19,855
   Less weighted-average shares subject to repurchase....................      (69)    (191)    (826)
                                                                          --------  -------  -------
   Weighted-average shares of common stock outstanding used in computing
     basic and diluted net loss per share................................   23,943   23,200   19,029
                                                                          ========  =======  =======
   Basic and diluted net loss per share.................................. $   (.56) $  (.42) $  (.22)
                                                                          ========  =======  =======

   Marimba has excluded all outstanding stock options from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Weighted-average options outstanding to purchase 6,220,000, 4,714,000, and 2,861,000 shares of common stock for the years ended December 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

  Accumulated Other Comprehensive Income (Loss)

   As of January 1, 1998, we adopted Statement of Financial Accounting
Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." FAS 130 established rules for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity such as foreign currency translation adjustment and unrealized gains and losses that have historically been excluded from net income and reflected instead in equity.

   As of December 31, the components of accumulated other comprehensive income
(loss) reflected in the Statement of Stockholders' Equity (Net Capital Deficiency) were as follows:

                                                             2001  2000  1999
                                                             ----  ----  -----
                                                               (in thousands)
 Unrealized gain (loss) on available-for-sale securities.... $192  $ 33  $(239)
 Foreign currency translation adjustment....................  (51)  (42)   (22)
                                                             ----  ----  -----
    Accumulated other comprehensive income (loss)........... $141  $ (9) $(261)
                                                             ====  ====  =====

  Recent Accounting Pronouncements

   In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives", effective for periods beginning after December 15, 2001. EITF 00-14

                                 MARIMBA, INC.

addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. We expect to adopt EITF 00-14 during the first quarter of fiscal 2002, and we do not believe that it will have a material effect on our operating results or financial positions.

   In June 2001, the EITF issued EITF Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", effective for periods beginning after December 15, 2001. EITF 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements. We expect to adopt EITF 00-25 during the first quarter of fiscal 2002, and we do not believe that it will have a material effect on our operating results or financial positions.

   In September 2001, the EITF issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products", which is a codification of EITF 00-14, EITF 00-25 and EITF 00-22, "Accounting for Points and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future". Marimba is currently assessing the impact of the adoption of these issues on our financial statements.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"). FAS 141 establishes new standards for accounting and reporting business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that FAS 141 will have a material effect on our operating results or financial positions.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets", which supersedes Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets". FAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material effect on our operating results or financial position.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations" for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We plan to adopt FAS
144 as of January 1, 2002 and expect that the adoption of the Statement will have an insignificant impact on our financial position or results of operations.

                                 MARIMBA, INC.

   In November 2001, the FASB issued a Staff Announcement, Topic D-103, which concluded that the reimbursement of "out-of-pocket" expenses should be classified as revenue in the statement of operations for financial reporting periods beginning after December 15, 2001and comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. Marimba currently records reimbursement of "out-of-pocket" expenses in cost of services. Effective January 1, 2002, we will apply this Announcement. The Announcement will have no impact on gross profit or net loss, but will increase services revenue and cost of services revenue.

2.  Property and Equipment

   Property and equipment consist of the following:

                                                             December 31,
                                                           ----------------
                                                            2001     2000
                                                           -------  -------
                                                            (in thousands)
    Furniture and equipment............................... $  1585  $   746
    Computer equipment....................................   5,819    5,152
    Purchased software....................................   1,321    1,353
    Leasehold improvements................................   1,141    1,061
                                                           -------  -------
                                                             9,866    8,312
    Accumulated depreciation..............................  (5,966)  (4,038)
                                                           -------  -------
    Property and equipment, net........................... $ 3,900  $ 4,274
                                                           =======  =======

3.  Commitments

   Marimba's contractual obligations consist of noncancellable operating lease agreements. As of December 31, 2001, future minimum lease payments under noncancelable operating leases are as follows:

                                                           Operating Leases
                                                           ----------------
                                                            (in thousands)
    Year ending December 31:
    2002..................................................       1,855
    2003..................................................       1,934
    2004..................................................       1,960
    2005..................................................         728
                                                                ------
       Total minimum lease payments.......................      $6,477
                                                                ======

   Marimba's headquarters facility lease expires in April 2005. Rent expense under operating leases totaled approximately, $3.1 million, $2.4 million and $1.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

4.  Deferred Compensation

   We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred

                                 MARIMBA, INC.

compensation of approximately $2.0 million. In 2000, we recorded deferred compensation of approximately $1.9 million (net of reduction of $703,000 due to cancelled options), which represented the intrinsic value of certain stock awards. In 2001, we recorded deferred compensation of approximately $1.9 million (net of reduction of $564,000 due to cancelled shares), which represented the intrinsic value of certain stock awards. Deferred compensation is being amortized over the vesting periods of the options and stock on a graded vesting method. We amortized deferred compensation expense of $2.2 million, $1.7 million and $1.4 million for fiscal years 2001, 2000 and 1999, respectively. This compensation expense relates to options awarded to individuals in all operating expense categories. The amortization of deferred compensation, assuming no further reductions due to cancelled shares, will approximate $1.2 million in 2002 and $301,000 in 2003.

   In July 2001, Marimba granted an option to purchase 50,000 shares of common stock at an exercise price of $2.45 per share to a non-employee in exchange for consulting services. The option was fully vested at the date of grant and is exercisable for ten years. We estimated the fair value of the option granted for services using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5%, a contractual life of 10 years, dividend yield of zero and volatility of 140%. In connection with this option to purchase common stock, Marimba recorded a non-cash charge to sales and marketing expense of $120,000 in 2001.

5.  Stockholders' Equity

   In 1999, Marimba sold 3,736,000 shares of common stock in an underwritten public offering for net proceeds of approximately $68.1 million, after offering expenses. Simultaneously with the closing of the public offering, all 5,753,566 shares of Marimba's preferred stock were converted to common stock on a one-for-one basis. Additionally, a warrant to purchase 16,865 shares of Series A convertible preferred stock was converted to a warrant to purchase the same number of shares of common stock. In December 1999, the warrant was exercised.

   As of December 31, 2001, our authorized capital stock consisted of 80,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. The following is a summary description of our capital stock:

  Common Stock

   The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock do not have cumulative voting rights, and, therefore, holders of the remaining shares voting for the election of directors can elect all of the directors. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared from time to time by the board of directors out of funds legally available. In the event of the liquidation, dissolution or winding up of Marimba, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and nonassessable.

   Marimba has reserved shares of common stock for future issuance as follows:

                                                             December 31,
                                                                 2001
                                                            --------------
                                                            (in thousands)
     Exercise of options...................................     10,530
     Issuance of common stock under the 1999 ESPP..........        494
                                                                ------
        Total..............................................     11,024
                                                                ======

                                 MARIMBA, INC.

  Preferred Stock

   Marimba's Board of Directors has the authority to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and related restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of the series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

  Dividend Policy

   Marimba did not declare nor pay any cash dividends on our capital stock during the fiscal years ended December 31, 2001, 2000 and 1999 and do not expect to do so in the foreseeable future. Marimba anticipates that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

6.  Stock Option and Other Employee Benefit Plans

  1996 Stock Option Plan

   In November 1996, the Board of Directors adopted the 1996 Stock Plan (the "1996 Plan") for issuance of common stock to eligible participants. A total of 6,474,603 shares of common stock were reserved for issuance to eligible participants under the 1996 Plan. Effective in April 1999 (concurrently with Marimba's initial public offering), Marimba ceased granting awards under the 1996 Plan. Incentive stock options and nonstatutory stock options could be granted under the 1996 Plan at prices not less than 100% and 85% of the fair value on the date of grant. Options granted under the 1996 Plan expire after 10 years. Options under the plan are immediately exercisable; however, shares issued are subject to Marimba's right to repurchase such shares at the original issuance price, which right lapses in a series of installments measured from the vesting commencement date of the option. As of December 31, 2001, 20,100 shares were subject to repurchase. Options generally vest and the repurchase rights lapse ratably over a period of three or four years from the date of grant.

  1999 Omnibus Equity Incentive Plan

   In March 1999, stockholders approved the adoption of Marimba's 1999 Omnibus Equity Incentive Plan (the "1999 Omnibus Plan"), and a total of 1,250,000 shares of common stock were originally reserved for issuance to eligible participants under the 1999 Omnibus Plan. As of January 1/st/ of each plan year, annual increases to the share reserve are equal to the lesser of 1,250,000 shares or 4% of the outstanding common stock of Marimba on such date.Effective in September 2001, the stockholders approved an amendment to the 1999 Omnibus Plan which increased the number of shares reserved for issuance under the 1999 Omnibus Plan by the number of shares that are available for issuance under the Company's 1996 Stock Plan, up to a maximum of 2,103,973 shares. A total of 2,175,810 shares of common stock were reserved for issuance under the 1999 Omnibus Plan as of December 31, 2001, and an additional 965,658 shares of common stock were added to the reserve on January 1, 2002. The types of awards that may be made under the 1999 Omnibus Plan to eligible participants are options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. The exercise price for incentive stock options may not be less than 100% of the fair market value of

                                 MARIMBA, INC.

Marimba's common stock on the date of grant (and 85% for nonstatutory options). In the event of a change in control of Marimba, an option or award under the 1999 Omnibus Plan will become fully exercisable and fully vested if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under the 1999 Omnibus Plan.

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

   In 2001, Marimba issued 900,000 restricted shares under the 1999 Omnibus Plan (and repurchased 75,000 of such shares) and issued 100,000 restricted shares under the 2000 Plan.

  1999 Non-Employee Directors Option Plan

   In March 1999, stockholders approved the adoption of Marimba's Non-Employee Directors Option Plan (the "Directors Plan"), and a total of 150,000 shares of common stock were originally reserved for issuance under the Directors Plan. As of January 1/st/ of each plan year, the number of shares reserved for issuance is increased automatically to restore the total number of shares available under the Directors Plan to 150,000 shares. An additional 85,000 and 37,500 shares of common stock were added to the reserve on January 1, 2002 and 2001, respectively. Under the Directors Plan, each non-employee director who became a member of the Board of Directors before 1999 received a fully-vested option to purchase 7,500 shares of the Company's common stock on the effective date of the Company's initial public offering; the exercise price per share of these options was the initial price offered to the public in the Company's initial public offering. Between the Company's IPO and September 5, 2001, each non-employee director who first became a member of the Board of Directors after the date of the Company's initial public offering received a fully-vested option to purchase 15,000 shares of the Company's common stock on the date such individual joined the Board, and, at each annual meeting of stockholders of the Company, each individual who was a non-employee director after each such annual meeting during the period received an additional fully vested option to purchase 7,500 shares of common stock. Pursuant to an amendment to the Directors Plan approved by the stockholders in September 2001: (i) each non-employee director who first commences service on or after September 6, 2001 (the date of the Company's 2001 annual stockholder meeting) will be automatically granted an option to purchase 30,000 shares upon becoming a director; (ii) each incumbent non-employee director will be automatically granted an option to purchase 10,000 shares at the date of each annual stockholders meeting beginning with the meeting in 2001 if the director is serving on the Board of Directors at the time of such meeting (except that any non-employee director who was first appointed to the Board of Directors between July 19, 2001 and September 5, 2001 was granted, on the date of the 2001 annual stockholders meeting, an option to purchase 15,000 shares); and (iii) each incumbent non-employee director who is a member of a committee of the Board will automatically be granted an option to purchase 2,500 shares for each committee on which the director is serving. Each of the options granted under the Directors Plan on or after September 6, 2001 will be subject to vesting restrictions. Each director who receives an initial option grant under the Directors Plan will first be eligible to receive an annual option grant in the calendar year that is two years after the calendar year in which the director received the initial option grant. Unless

                                 MARIMBA, INC.

otherwise specified above, the exercise price for each option grant will be equal to the fair market value per share of common stock on the option grant date.

  Stock Option Exchange

   During the period from April 27 to July 23, 2001, Marimba offered a voluntary stock option exchange program to its employees, and a total of 1,369,500 shares of the Marimba's common stock were accepted for exchange under the program. Members of our Board of Directors and our executive officers, however, were not eligible to participate in the program. Under the program, Marimba employees were given the opportunity, if they so chose, to cancel outstanding stock options previously granted to them at an exercise price of at least $7.50 per share, in exchange for new options to be granted no earlier than six months and one day after July 23, 2001; provided, however, that options granted on or after January 23, 2001 (even if they had an exercise price under $7.50 per share) had also to be exchanged if the option holder chose to exchange one or more options granted prior to January 23, 2001 at an exercise price of at least $7.50 per share. The number of shares subject to the new options were determined by applying an exchange ratio in the range of 1:1 to 1:2 (i.e., one new option share for every two canceled option shares) based on the exercise price of the canceled option. On January 25, 2002, new options to purchase a total 829,452 shares of Marimba's common stock were granted under the 2000 Plan in exchanged for the canceled options accepted for exchange under the program. The exercise price of these new options is $3.10 per share, the closing price of Marimba's common stock on the Nasdaq National Market on the date of grant. The exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", and is expected not to result in any additional compensation charges or variable plan accounting.

  Non-Plan Grant

   In March 2001, the Board of Directors approved a 400,000 share option grant to an employee outside of any of Marimba's stock option plans. The option will become exercisable in a series of forty-eight (48) successive equal monthly installments upon completion of each month of continuous service by the employee with the Company from February 5, 2001. The options have a maximum term of ten years measured from the date of grant and are exercisable at $4.3125 per share, which is equal to the market price of Marimba's shares on the date of grant.

                                 MARIMBA, INC.

   A summary of Marimba's stock option activity for all of its option plans and other option grants is as follows:

                                                                    Options Outstanding
                                                                   ---------------------
                                                                               Weighted-
                                                        Shares                  Average
                                                       Available   Number of   Exercise
                                                       for Grant    Shares       Price
                                                       ----------  ----------  ---------
Balance at January 1, 1999............................  1,229,773   2,192,568   $ 3.16
   Authorized.........................................  1,400,000          --       --
   Granted............................................ (2,252,750)  2,252,750    20.59
   Exercised..........................................         --    (615,171)    2.49
   Repurchased........................................     70,309          --       --
   Canceled...........................................    367,352    (367,352)   10.75
                                                       ----------  ----------
Balance at December 31, 1999..........................    814,684   3,462,795    13.84
   Authorized.........................................  5,440,810          --       --
   Granted............................................ (5,979,392)  5,979,392    17.41
   Exercised..........................................         --    (458,964)    2.40
   Repurchased........................................    108,546          --       --
   Canceled...........................................  2,383,870  (2,383,870)   19.00
                                                       ----------  ----------
Balance at December 31, 2000..........................  2,768,518   6,599,353   $16.01
   Authorized.........................................  1,380,879
   Granted............................................ (4,614,250)  4,614,250     2.83
   Exercised..........................................               (322,574)    1.84
   Repurchased........................................    103,693          --       --
   Canceled...........................................  4,599,805  (4,599,805)   17.42
                                                       ----------  ----------
Balance at December 31, 2001..........................  4,238,645   6,291,224   $ 5.77
                                                       ==========  ==========

   The following table details outstanding and exercisable options as of December 31, 2001:

                                  Outstanding                        Exercisable
                  ------------------------------------------- --------------------------
                            Weighted-Average
   Range of       Number of    Remaining     Weighted-Average Number of Weighted-Average
Exercise Price     Shares   Contractual Life  Exercise Price   Shares    Exercise Price
--------------    --------- ---------------- ---------------- --------- ----------------
 $.0001- 2.00     1,140,911       9.45            $   21         36,177      $ 1.36
  2.45- 3.50      1,977,046       9.38              2.56        205,125        2.92
  4.31- 5.25      2,120,917       8.99              4.80        690,776        4.95
  7.63-10.00        327,500       8.82              7.82         39,187        9.11
 13.00-18.06        359,600       8.25             15.34        204,976       15.52
 20.00-29.00         92,250       7.66             22.19         58,477       21.45
 31.38-46.00        273,000       8.11             41.42        126,007       41.11
                  ---------                                   ---------
       Total..... 6,291,224       9.09            $ 5.77      1,360,725      $10.32
                  =========                                   =========

   As of December 31, 2001 and 2000, 758,353 and 217,048 options were vested and exercisable with weighted average exercise prices of $18.16 and $42.53 per share, respectively. No options were vested and exercisable at December 31, 1999.

                                 MARIMBA, INC.

  1999 Employee Stock Purchase Plan

   In March 1999, stockholders approved the adoption of Marimba's 1999 employee stock purchase plan (the "1999 Purchase Plan"), and a total of 500,000 shares of common stock was originally reserved for issuance under the Directors Plan. As of January 1/st/ of each plan year, annual increases to the share reserve are to equal the lesser of 500,000 shares or 2% of the outstanding common stock of Marimba on such date. A total of 493,712 shares of common stock were reserved for issuance under the 1999 Purchase Plan as of December 31, 2001, and an additional 482,829 shares of common stock were added to the reserve on January 1, 2002. The 1999 Purchase Plan permits eligible employees to acquire shares of Marimba's common stock through periodic payroll deductions of up to 10% of base cash compensation. No more than 1,500 shares may be purchased by each employee on any purchase date. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Marimba's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on April 30, 1999. A total of 338,076 shares at an average price of $2.12, 88,811 shares at a price of $10.41 and 42,306 shares at a price of $17.00 were issued under the 1999 Purchase Plan for the years ended December 31, 2001, 2000 and 1999, respectively.

  Pro Forma Disclosures of the Effect of Stock-Based Compensation

   We utilize the intrinsic value-based method to account for all of our stock-based benefit plans. Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if Marimba had accounted for its employee stock-based benefit plans under the fair value method of that statement.

   The fair value of each option granted through December 31, 2001 was estimated on the date of grant using the minimum value (before Marimba went public) or the Black-Scholes method. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because Marimba's stock-based awards have characteristics significantly different from those in traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards. The fair value of Marimba's stock-based awards was estimated using the following assumptions:

                                                       Year Ended
                                                      December 31,
                                               -------------------------
                                                2001     2000     1999
                                               -------  -------  -------
       Risk-free interest rate................       4%       5%       6%
       Expected life.......................... 3 years  3 years  3 years
       Volatility.............................     126%     140%     101%
       Dividend yield.........................      --       --       --

   The weighted average fair value of options granted was $3.36 in 2001, $17.85 in 2000 and $20.59 in 1999.

   The fair value of Marimba's ESPP purchases was estimated using the following assumptions:

                                                       Year Ended
                                                      December 31,
                                               -------------------------
                                                2001     2000     1999
                                               -------  -------  -------
       Risk-free interest rate................       4%       5%       6%
       Expected life.......................... 2 years  2 years  2 years
       Volatility.............................     126%     140%     101%
       Dividend yield.........................      --       --       --

                                 MARIMBA, INC.

   The weighted-average fair market value of shares granted under the 1999 Employee Stock Purchase Plan were $2.49, $12.24 and $13.68 for the years ended December 31, 2001, 2000 and 1999, respectively.

   For purposes of pro forma disclosures, the estimated fair value at grant date for awards under all stock-based benefit plans is amortized to pro forma expense over the options vesting period using the graded vesting method. Pro forma information is as follows:

                                                 Year Ended December 31,
                                          ------------------------------------
                                             2001          2000        1999
                                           --------      --------    --------
                                          (in thousands, except per share data
    Net loss:
       As reported....................... $(13,352)     $ (9,672)   $ (4,214)
                                           ========      ========    ========
       Pro forma......................... $(15,315)     $(36,900)   $(10,532)
                                           ========      ========    ========
    Basic and diluted net loss per share:
       As reported....................... $   (.56)     $   (.42)   $   (.22)
                                           ========      ========    ========
       Pro forma......................... $   (.64)     $  (1.59)   $   (.55)
                                           ========      ========    ========

   The effects of applying FAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

7.  Income Taxes

   Marimba's provision for income taxes for the years ended December 31, 2001 and 2000, consists of state income and franchise taxes and foreign taxes. For the year ended December 31, 1999 the provision for income taxes is comprised entirely of foreign taxes.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Marimba's deferred tax assets are as follows:

                                                         December 31,
                                                      ------------------
                                                        2001      2000
                                                      --------  --------
                                                        (in thousands)
       Deferred tax assets:
          Net operating loss carryforwards........... $ 12,700  $  7,900
          Research credit carryforwards..............    1,500     1,300
          Deferred revenue...........................    1,300     1,800
          Capitalized research and development costs.      800        --
          Other......................................    2,900     3,600
                                                      --------  --------
              Total deferred tax assets..............   19,200    14,600
       Valuation allowance...........................  (19,200)  (14,600)
                                                      --------  --------
       Net deferred tax assets....................... $     --  $     --
                                                      ========  ========

   Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4.6 million and $6.3 million during 2001 and 2000, respectively.

                                 MARIMBA, INC.

   As of December 31, 2000, Marimba had net operating loss carryforwards for federal income tax purposes of approximately $35.0 million, which expire in the years 2011 through 2021 and federal research and development tax credits of approximately $1.0 million, which expire in the years 2011 through 2021.

   Utilization of Marimba's net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

8.  Legal Matters

  Securities Litigation

   Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company's initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. Marimba and certain of its officers and directors are named in the complaints pursuant to
Section 11 of the Securities Act of 1933, and one of such complaints includes a claim against the Company and such officers and directors under Section 10(b) of the Securities Exchange Act of 1934. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Marimba intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, liquidity, financial condition and results of operations.

  Beck Systems, Inc. vs. Marimba, Inc.

   On July 6, 2001, Beck Systems, Inc. filed a complaint against Marimba, Inc. and two of its customers in the United States District Court for the Northern District of Illinois (Beck Systems, Inc. v. Marimba, Inc. et al., Civil Action No. 01 C 5207), alleging infringement of two patents held by Beck Systems. Beck Systems alleges that Marimba's infringement relates to the manufacture and marketing of Marimba's desktop/mobile management and server management products. On August 29, 2001, Marimba filed its answer to Beck Systems' complaint, denying any liability to Beck Systems, asserting various affirmative defenses, and seeking the court's determination that the patents in suit are not infringed, are invalid, and/or are unenforceable. Marimba further requested the court for an award of attorneys' fees, costs and expenses. The parties are currently engaged in discovery for this suit, and a trial date has not been set. Marimba intends to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have an adverse impact on our business, liquidity, financial condition and results of operations.

9.  Related Party Transactions

   In July 2000, Marimba provided a loan facility of up to $1,000,000 to one of its executive officers to assist him in paying withholding taxes incurred upon the purchase of restricted stock. The note bore interest at the rate of 6.6%, had an outstanding principal amount of $751,093 and became due and payable in full on October 9,

                                 MARIMBA, INC.

2001, which was three months from the executive officer's employment termination date with Marimba on July 9, 2001. No amounts were drawn in 2000. The outstanding principal amount due under the note was repaid by the executive officer on October 10, 2001.

   In September 2001, Marimba executed a software license agreement in the amount of $443,000 with a customer, whose chief executive officer is a member of Marimba's board of directors. As of December 31, 2001, there were no amounts due.

10.  Restructuring

   In April 2001, Marimba announced a restructuring plan. The plan involved the elimination across all company departments of approximately 20% of the workforce, or 60 employees and independent contractors. Marimba recorded a charge of $789,000 in the second quarter of 2001 related to the restructuring plan, which consisted of personnel costs of $583,000, facilities and equipment costs of $136,000 and other costs of $70,000. The remaining accrual was $123,000 at December 31, 2001, and is expected to be paid during 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III

   The information required by this Part III will be provided in our definitive proxy statement for our 2002 Annual Meeting of Stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2001, and is incorporated herein by this reference to the following extent:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 is incorporated herein by reference from the section entitled "Proposal No. 1--Election of Directors" of the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

   (a) (1) Financial Statements

       See the Consolidated Financial Statements and Supplementary Data beginning on page 33 of this Form 10-K.

       (2) Financial Statement Schedules

       No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

       (3) Exhibits required by Item 601 of Regulation S-K.

       See Exhibit Index of this Form 10-K for the exhibits filed as part of or incorporated by reference into this Form 10-K.

   (b) Reports on Form 8-K

       During the quarter ended December 31, 2001, the Company did not file any reports on Form 8-K.

   (c) See Exhibit Index of this Form 10-K for the exhibits filed as part of or incorporated by reference into this Form 10-K.

                                  SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MARIMBA, INC.

Date: March 27, 2002                       By:   /s/  MARK S. GARRETT
                                               ----------------------------------
                                               Mark S. Garrett
                                               Vice President, Finance and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities and on the dates indicated:

                                          Title                  Date
                                          -----                  ----

    /s/  RICHARD C. WYCKOFF   President, Chief Executive    March 27, 2002
-----------------------------   Officer and Director
     Richard C. Wyckoff

    /s/  MARK S. GARRETT      Vice President, Finance and   March 27, 2002
-----------------------------   Chief Financial Officer
       Mark S. Garrett

     /s/  KIM K. POLESE       Chairman and Director         March 27, 2002
-----------------------------
        Kim K. Polese

      /s/  ANEEL BHUSRI       Director                      March 27, 2002
-----------------------------
        Aneel Bhusri

  /s/  STRATTON D. SCLAVOS    Director                      March 27, 2002
-----------------------------
     Stratton D. Sclavos

    /s/  RAYMOND J. LANE      Director                      March 27, 2002
-----------------------------
       Raymond J. Lane

     /s/  ERIC J. KELLER      Director                      March 27, 2002
-----------------------------
       Eric J. Keller

  /s/  DOUGLAS J. MACKENZIE   Director                      March 27, 2002
-----------------------------
    Douglas J. Mackenzie

    /s/  ANTHONY ZINGALE      Director                      March 27, 2002
-----------------------------
       Anthony Zingale

                                 EXHIBIT INDEX

Exhibit
  No.   Description
------- -----------
  3.1   Third Amended and Restated Certificate of Incorporation of the Registrant--incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-72353).
  3.2   Amended and Restated Bylaws of the Registrant--incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on March 28, 2001.
  4.1   Reference is made to Exhibits 3.1 and 3.2.
  4.2   Form of Registrant's Common Stock certificate--incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-72353).
 10.1   Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers--incorporated herein by reference to Exhibit 10.1 to the Company's Registration
        Statement on Form S-1 (File No. 333-72353).
 10.2   1999 Omnibus Equity Incentive Plan and forms of agreements thereunder, as amended to date--
        incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2001 filed with the Commission on November 1, 2001.
 10.3   1999 Employee Stock Purchase Plan, as amended to date--incorporated herein by reference to
        Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended December 31, 2000, filed with the
        Commission on March 28, 2001.
 10.4*  International Employee Stock Purchase Plan, as amended to date.
 10.5   1999 Non-Employee Directors Option Plan, as amended to date--incorporated herein by reference to
        Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 2001 filed with the Commission on November 1, 2001.
 10.6   Lease between ilicon, Inc. and Registrant dated February 27, 2000--incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1999 file with the Commission on March 27, 2000.
 10.7   Non-Recourse Receivables Purchase Agreement between Silicon Valley Bank and the Company dated as of June 25, 2001--incorporated herein by reference to Exhibit 10.1 to the Company's Form
        10-Q for the quarterly period ended June 30, 2001 filed with the Commission on August 6, 2001.
 21.1*  List of Subsidiaries of the Registrant.
 23.1*  Consent of Ernst & Young LLP, Independent Auditors.

--------
*  Filed with this Form 10-K