Form 10-Q
period 2002-03-31
MARIMBA INC
filed 2002-05-01
CIK 1078295

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

                 for the quarterly period ended March 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ .

         The number of shares outstanding of the Registrant's Common Stock as of April 25, 2002 was 24,240,475.
================================================================================

                                  MARIMBA, INC.

                                      INDEX

                                                                                             PAGE NO.
                                                                                             -------
PART I.  Financial Information

Item 1.       Condensed Consolidated Balance Sheets as of March 31, 2002
              and December 31, 2001                                                               1

              Condensed Consolidated Statements of Operations for the

              Three Months Ended March 31, 2002 and 2001                                          2

              Condensed Consolidated Statements of Cash Flows for the

              Three Months Ended March 31, 2002 and 2001                                          3

              Notes to Condensed Consolidated Financial Statements                                4

Item 2.       Management's Discussion and Analysis of Financial

              Condition and Results of Operations                                                 8

Item 3.       Qualitative and Quantitative Disclosure About Market Risk                          19

PART II.  Other Information

Item 1.       Legal Proceedings                                                                  20

Item 2.       Changes in Securities and Use of Proceeds                                          20

Item 3.       Defaults Upon Senior Securities                                                    20

Item 4.       Submission of Matters to a Vote of Security Holders                                20

Item 5.       Other Information                                                                  21

Item 6.       Exhibits and Reports on Form 8-K                                                   21

Signature                                                                                        22

PART I.  FINANCIAL INFORMATION

ITEM 1.

                                  MARIMBA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     March 31,   December 31,
                                                                        2002         2001
                                                                        ----         ----
                                                                    (unaudited)       (1)
ASSETS
Current assets:

     Cash and cash equivalents ...................................   $  21,830    $  26,141
     Short-term investments ......................................      21,853       16,249
     Accounts receivable, net of allowances of $1,395 and $2,358,
       respectively ..............................................       5,244        7,791
     Prepaid expenses and other current assets                             841        1,164
                                                                     ---------    ---------
          Total current assets ...................................      49,768       51,345
Property and equipment, net ......................................       3,411        3,900
Long-term investments ............................................      14,754       18,246
Other assets                                                               360          360
                                                                     ---------    ---------
                                                                     $  68,293    $  73,851
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable and accrued liabilities ....................   $   2,109    $   2,378
     Accrued compensation ........................................       3,024        3,408
     Deferred revenue                                                ---------    ---------
                                                                         9,255       10,558
                                                                     ---------    ---------
          Total current liabilities ..............................      14,388       16,344

Long-term liabilities ............................................         284          265

Stockholders' equity:
     Common stock ................................................           2            2
     Additional paid-in capital ..................................     100,823      100,523
     Deferred compensation .......................................      (1,299)      (1,542)
     Accumulated other comprehensive income (loss) ...............         (74)         141
     Accumulated deficit                                               (45,831)     (41,882)
                                                                     ---------    ---------
          Stockholders' equity                                          53,621       57,242
                                                                     ---------    ---------
                                                                     $  68,293    $  73,851
                                                                     =========    =========

    (1) The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                  MARIMBA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                               Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                               2002          2001
                                                               ----          ----
                                                                   (unaudited)

Revenues:
     License..............................................    $3,968        $6,983
     Service..............................................     4,093         4,021
                                                               -----         -----
Total revenues............................................     8,061        11,004
Cost of revenues:
     License..............................................       126           123
     Service..............................................     1,456         1,865
                                                               -----         -----
Total cost of revenues....................................     1,582         1,988
                                                               -----         -----
Gross profit..............................................     6,479         9,016
Operating expenses:
     Research and development.............................     2,058         3,255
     Sales and marketing..................................     6,676         8,869
     General and administrative...........................     1,565         2,126
     Amortization of deferred compensation................       552           592
                                                               -----         -----
Total operating expenses..................................    10,851        14,842

Loss from operations......................................    (4,372)       (5,826)
Interest income, net .....................................       432         1,031
                                                               -----         -----
Loss before income taxes..................................    (3,940)       (4,795)
Provision for income taxes................................         9            21
                                                               ------        -----
Net loss..................................................    $(3,949)     $(4,816)
                                                              =======      =======
Basic and diluted net loss per share......................     $ (.16)      $ (.20)
                                                               ======       ======
Weighted-average shares of common stock outstanding
  used in computing basic and diluted net loss per share..     24,219      23,575
                                                               ======      ======

                             See accompanying notes.

                                  MARIMBA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Three Months Ended
                                                                           March 31,
                                                                           ---------
                                                                      2002          2001
                                                                      ----          ----
                                                                         (unaudited)
Operating activities:
Net loss........................................................     $(3,949)    $ (4,816)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation...............................................         507          500
     Amortization of deferred compensation......................         552          592
     Loss on disposal of property and equipment.................           3           --
     Changes in operating assets and liabilities:
       Accounts receivable, net.................................       2,547        4,528
       Prepaid expenses and other current assets................         323          655
       Accounts payable and accrued liabilities.................        (269)         (311)
       Accrued compensation.....................................        (384)         (307)
       Long-term liabilities....................................          19            45
       Deferred revenue.........................................      (1,303)       (3,041)
                                                                      ------        ------
          Net cash used in operating activities.................      (1,954)       (2,155)
                                                                      ------        ------

Investing activities:

Capital expenditures, net.......................................          21)        (1,536)
Purchases of investments........................................      (12,387)      (16,587)
Proceeds from matured investments...............................       10,065        22,832
                                                                       ------        ------
          Net cash provided by (used in) investing activities...       (2,343)       4,709

Financing activities:
Proceeds from issuance of common stock, net of repurchases......           (9)         555
                                                                           ---      -------
          Net cash provided by (used in) financing activities...           (9)         555
                                                                           ---      -------
Effect of exchange rate changes on cash.........................           (5)           (1)
                                                                           ---           ---

Net increase (decrease) in cash and cash equivalents............       (4,311)        3,108
Cash and cash equivalents at beginning of period................       26,141        33,122
                                                                       ------        ------
Cash and cash equivalents at end of period......................      $21,830      $ 36,230
                                                                       =======     ========

Supplemental disclosure of non-cash investing and financing
  activities
       Deferred compensation....................................        $ 309        $ --
                                                                        =====         ====

                             See accompanying notes.

                                  MARIMBA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba, Inc. ("Marimba", the "Company", "we", "our" or "us") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2001 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002. Results for the interim periods are not necessarily indicative of results for the fiscal year ending December 31, 2002 or for any future interim or full-year periods.

Net Loss Per Share

    Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

    The following table presents the calculation of basic and diluted net loss per share:

                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------
                                                                    2002          2001
                                                                ------------  --------
                                                                (in thousands, except per
                                                                       share data)

Net loss ....................................................   $ (3,949)   $ (4,816)
                                                                ========    ========

Basic and diluted:
     Weighted-average shares of common stock outstanding ....     24,237      23,710
     Less weighted-average shares subject to repurchase .....        (18)       (135)
                                                                --------    --------
     Weighted-average shares of common stock outstanding used
in computing basic and diluted net loss per share ...........     24,219      23,575
                                                                  ======      ======

     Basic and diluted net loss per share ...................   $   (.16)   $   (.20)
                                                                ========    ========


    Marimba has excluded all outstanding stock options and shares subject to repurchase by Marimba from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Weighted-average options outstanding to purchase 7,304,165 and 6,662,826 shares of common stock for the three months ended March 31, 2002 and 2001, respectively, were not included in the computation of diluted net loss per share, because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Marimba applied the provisions of SAB 101 to all revenue transactions for the first quarter of 2002 and all of fiscal 2001. SAB 101 has not had a material impact on our results of operations, financial position or cash flows.

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

Credit Risks and Revenue Concentration

     No customers accounted for greater than 10% of total revenues in the first quarter of 2002. In the first quarter of 2001, three customers accounted for 24%, 12% and 12% of total revenues.

     Marimba performs ongoing credit evaluations of customers, but does not generally require collateral. We grant credit terms to most customers ranging from 30 to 90 days, however in some instances Marimba may provide longer payment terms.

2.   Comprehensive Loss

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive loss is as follows (in thousands):

                                           Three Months Ended March 31,
                                               2002              2001
                                               ----              ----
                                                  (in thousands)
Net loss ....................................   $(3,949)   $(4,816)
Other comprehensive income (loss):
     Change in unrealized gains and losses on
     available-for-sale securities ..........      (210)        97
     Foreign currency translation adjustment         (5)        (1)
                                                -------    -------

         Comprehensive loss .................   $(4,164)   $(4,720)
                                                =======    =======


3.  Stock Option Exchange

      On January 25, 2002, options to purchase a total 829,452 shares of Marimba's common stock were granted under the Marimba, Inc. 2000 Supplemental Stock Plan in exchange for canceled options accepted under the voluntary stock option exchange program offered by Marimba during the period from April 27 to July 23, 2001. The exercise price of the new options is $3.10 per share, the closing price of Marimba's common stock on the Nasdaq National Market on the date of grant of the new options. The exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", and is not expected to result in any additional compensation charges or variable plan accounting.

4.  Legal Matters

Securities Litigation

     Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Marimba, Inc., certain of its officers and directors, and certain underwriters of the company's initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The complaints allege, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement and by engaging in manipulative practices to artificially inflate the price of Marimba's stock in the aftermarket subsequent to the initial public offering. Marimba and certain of its officers and directors are named in the complaints pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Marimba intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, liquidity, financial condition and results of operations.

Beck Systems, Inc. vs. Marimba, Inc.

     On July 6, 2001, Beck Systems, Inc. filed a complaint against Marimba, Inc. and two of its customers in the United States District Court for the Northern District of Illinois (Beck Systems, Inc. v. Marimba, Inc. et al., Civil Action No. 01 C 5207), alleging infringement of two patents held by Beck Systems. Beck Systems alleges that Marimba's infringement relates to the manufacture and marketing of Marimba's desktop/mobile management and server management products. On August 29, 2001, Marimba filed its answer to Beck Systems' complaint, denying any liability to Beck Systems, asserting various affirmative defenses, and seeking the court's determination that the patents in suit are not infringed, are invalid, and/or are unenforceable. Marimba further requested the court for an award of attorneys' fees, costs and expenses. On April 2, 2002, Beck Systems filed a second amended complaint in the same action alleging infringement of one additional patent by the same Marimba products. The parties are currently engaged in discovery for this suit, and a trial date has not been set. Marimba intends to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have an adverse impact on our business, liquidity, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, each as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below. Additional information about factors that could affect future results and events is included in our fiscal 2001 Form 10-K and other reports or submissions filed with the Securities and Exchange Commission. All forward-looking statements in this report are based on information available to Marimba as of the date hereof, and Marimba undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements.

Overview

    Marimba is a leading provider of software change management solutions. We develop, market and support end-to-end change and configuration management software solutions. Our Desktop/Mobile Management, Server Management and Embedded Management product families provide an efficient and reliable way for enterprises to distribute, update and manage applications and related data to desktops, laptops, servers and devices. Our products help customers reduce their total cost of ownership and improve quality of service by streamlining the distribution and management of applications and content.

     In January 1997, we released our first version of the Desktop/Mobile Management products and since that time have continued to develop and market that product line and enhance the core Desktop/Mobile Management infrastructure with additional functionality and complimentary add-on products. In the first half of 2000, Marimba introduced a new product line called Server Management. The Server Management products are designed to address many of the server management challenges inherent in thin client and Web commerce computing environments today. Additionally, Marimba offers Embedded Management products that allow device and software vendors to deliver software fixes, new features and services by embedding Marimba software management capabilities into their devices or applications. During 2001, revenues from the Desktop/Mobile, Server and Embedded Management product lines accounted for 76%, 18% and 6% of total license revenues, respectively. Revenues from the Desktop/Mobile, Server and Embedded Management products lines accounted for 63%, 19% and 18% of total license revenues, respectively, during the first quarter of 2002. During the first quarter of 2001, revenues from our Desktop/Mobile and Server Management product lines accounted for 76% and 21% of total license revenues, respectively. During the same period, revenues from our Embedded Management product line accounted for less than 3% of total license revenues.

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

    Since inception, we have made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $45.8 million at March 31, 2002. We believe that our success depends on further increasing our customer base and on growth in our market overall. Accordingly, over the long term, we intend to continue to invest heavily in sales, marketing and research and development.

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

Critical Accounting Policies and Estimates

     For our critical accounting policies and estimates, refer to Marimba's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

Results of Operations

    The following table sets forth certain statements of operations data as a percentage of total revenues for the three months ended March 31, 2002 and 2001. This data has been derived from the unaudited condensed consolidated financial statements contained in this report which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Marimba's Annual Report on Form 10-K for the year ended December 31, 2001.

                                                Three Months
                                                  March 31,
                                                 ---------
                                               2002       2001
                                               ----       ----

Consolidated Statement of Operations Data:
Revenues:

  License ................................      49.2%     63.5%
  Service ................................      50.8      36.5
                                               -----     -----
Total revenues ...........................     100.0     100.0
Cost of revenues:
  License ................................       1.6       1.1
  Service ................................      18.1      17.0
                                               -----     -----
Total cost of revenues ...................      19.6      18.1
                                               -----     -----
Gross margin .............................      80.4      81.9
Operating expenses:
  Research and development ...............      25.5      29.6
  Sales and marketing ....................      82.8      80.6
  General and administrative .............      19.4      19.3
  Amortization of deferred compensation ..       6.8       5.4
                                               -----     -----
Total operating expenses .................     134.6     134.9
                                               -----     -----
Loss from operations .....................     (54.2)    (53.0)
Interest income, net .....................       5.4       9.4
                                               -----     -----
Loss before income taxes .................     (48.9)    (43.6)
Provision for income taxes ...............      (0.1)     (0.2)
                                               -----     -----
Net loss .................................     (49.0)%   (43.8)%
                                               =====     =====

Revenues

    Total revenues decreased $2.9 million or 26.7%, to $8.1 million in the first quarter of 2002 from $11.0 million in the first quarter of 2001. There were no customers that accounted for greater than 10% of total revenues in the first quarter of 2002, whereas three customers accounted for 24%, 12% and 12% of total revenues in the first quarter of 2001.

    License Revenues. License revenues decreased $3.0 million, or 43.2%, to $4.0 million in the first quarter of 2002 from $7.0 million in the first quarter of 2001. The reduction of license revenues was due to a decrease in product licenses sold, reflecting the impact of the general economic weakness in the Unites States, primarily through delays in anticipated customers' IT purchases and generally longer sales cycles.

     Service Revenues. Service revenues include maintenance and support, consulting and training. Service revenues in the first quarter of 2002 were $4.1 million, comparable to service revenues of $4.0 million in the first quarter of 2001. As a percentage of total revenues, service revenues increased to 50.8% in the first quarter of 2002 from 36.5% in the first quarter of 2001. The increase in service revenues as a percentage of total revenues was due primarily to lower total lower revenues in the first quarter of 2002.

Costs of Revenues

    Cost of License Revenues. Cost of license revenues consists primarily of the cost of third-party software products that were either integrated into our products or resold by Marimba. Cost of license revenues was less than 2% of total revenues in the first quarter of 2002 and 2001. We expect cost of license revenues to remain a relatively small percentage of total revenues.

   Cost of Service Revenues. Cost of service revenues decreased to $1.5 million in the first quarter of 2002 from $1.9 million in the first quarter of 2001, representing 35.6% and 46.4% of service revenue in each period, respectively. The decrease in cost of service revenues in the first quarter of 2002 compared to the first quarter of 2001 was due primarily to operating efficiencies and an overall decrease in sales.

Operating Expenses

    Research and Development. Research and development ("R&D") expenses decreased to $2.1 million in the first quarter of 2002 from $3.3 million in the first quarter of 2001. R&D expenses, as a percentage of total revenues, decreased to 25.5% in the quarter ended March 31, 2002 from 29.6% in the quarter ended March 31, 2001. R&D expenses decreased in absolute dollars due primarily to our decision to focus on Marimba's core change and configuration management products and the resulting discontinuance of Marimba.net (a managed hosting service) and closure of our Houston, Texas development facility that had previously been dedicated to performance management product development.

    Sales and Marketing. Sales and marketing ("S&M") expenses decreased to $6.7 million in the first quarter of 2002 from $8.9 million in the first quarter of 2001. S&M expenses, as a percentage of total revenues, increased to 82.8% in the quarter ended March 31, 2002 from 80.6% in the quarter ended March 31, 2001. S&M expenses decreased in absolute dollars due primarily to lower incentive compensation as a result of lower license revenues and a decrease in travel and entertainment expenses.

    General and Administrative. General and administrative ("G&A") expenses decreased to $1.6 million in the first quarter of 2002 from $2.1 million in the first quarter of 2001. G&A expenses, as a percentage of total revenues, increased to 19.4% in the quarter ended March 31, 2002 from 19.3% in the quarter ended March 31, 2001. G&A expenses decreased in absolute dollars due primarily to lower discretionary spending, as well as a reduction in costs from the prior comparable period due to the restructuring that took place in April 2001.

    Deferred Compensation. We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.0 million. In fiscal year 2000 and 2001, we recorded deferred compensation of approximately $1.9 million each year, net of reductions of $703,000 and $564,000 during the same periods due to cancelled shares, which represented the intrinsic value of certain restricted stock awards. Additional deferred compensation of approximately $309,000 was recorded in February 2002 for certain restricted stock awards. Deferred compensation is being amortized over the vesting periods of the options based on a graded vesting method. Amortization of deferred compensation was $552,000 for the first quarter of 2002 and $592,000 for the first quarter of 2001.

    Interest Income, Net. Interest income, net, was $432,000 and $1.0 million for the quarters ended March 31, 2002 and 2001, respectively. The decrease was due primarily to lower invested cash balances and the decline in interest rates.

Liquidity and Capital Resources

      As of March 31, 2002, our principal sources of liquidity included approximately $21.8 million of cash and cash equivalents and $21.9 million of short-term investments in marketable securities. Net cash used in operating activities for the first quarter of 2002 of $2.0 million primarily reflects our net loss for the period and a decrease in deferred revenue, partially offset by a decrease in accounts receivable.

     Net cash used in investing activities was approximately $2.3 million for the quarter ended March 31, 2002, primarily related to purchases of investments, partially offset by sales and maturities of investments.

     Net cash used in financing activities was $9,000, which represents the repurchase of unvested restricted stock upon the termination of an employee.

    Marimba's contractual obligations consist of noncancellable operating lease agreements. As of March 31, 2002, future minimum lease payments under noncancellable operating leases are expected to be approximately $6.0 million, and become due as presented in the table below:

                                              Operating
                                               Leases
                                               ------
                                           (in thousands)

Less than 1 year ............................ $1,875
1 to 3 years ................................  3,922
4 to 5 years ................................    217
                                              ------
     Total minimum lease payments             $6,014
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

We Have Incurred Losses and May Incur Future Losses

    Our failure to significantly increase our revenues would seriously harm our business and operating results. There is no assurance that we will reach sustained profitability. As of March 31, 2002, we had an accumulated deficit of approximately $45.8 million. We expect over the long term to increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to increase our quarterly revenues to offset these increasing expenses and return to profitability. We may not be able to sustain our historical revenue levels. In fact, we may not have any revenue growth, and our revenues could decline.

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

    Our expense levels are relatively fixed for a particular quarter and are based, in part, on expectations as to future revenues. As a result, if revenue levels fall below our expectations for a particular quarter, our operating results will be adversely affected because only a small portion of our expenses vary with our revenues. We have historically operated with little product backlog, because our products are generally delivered as orders are received. As a result, revenue in any quarter will depend on the volume and timing, and our ability to fill, orders received in that quarter.

We Expect Significant Long-Term Increases in Our Operating Expenses

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

Our Success Depends on our Desktop/Mobile Management Product Family

    We expect to continue to derive a substantial portion of our revenues from our Desktop/Mobile Management product line and related services. A decline in the price of our Desktop/Mobile Management products or our inability to increase sales of these products would seriously harm our business and operating results. We cannot predict the success of our Desktop/Mobile Management products. We periodically update our Desktop/Mobile Management products to make improvements and provide additional enhancements. New versions of this product line may not provide the benefits we expect and could fail to meet customers' requirements or achieve widespread market acceptance.

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

We Need to Grow Our Server Management and Embedded Management Product Revenues and Develop New Products and Services

     During 2001, revenues from our Server and Embedded Management product lines accounted for 18% and 6% of total license revenues, respectively. Revenues from our Server and Embedded Management product lines accounted for 19% and 18% of total license revenues, respectively, during the first quarter of 2002. During the first quarter of 2001, revenues from our Server and Embedded Management product lines accounted for 21% and less than 3% of total license revenues, respectively. There can be no assurance that the revenues from each of these product lines will grow, in absolute amount or as a percentage of total license revenues, or that our Server Management products and Embedded Management products will meet customer expectations or gain widespread market acceptance. To provide comprehensive systems management solutions, we will need to develop and introduce new products and services which offer functionality that we do not currently provide. We may not be able to develop these technologies, and therefore, we may not be able to offer a comprehensive systems management solution. In addition, in the past we have experienced delays in new product releases, and we may experience similar delays in the future. If we fail to release new product on a timely basis, our business and operating results could be seriously harmed.

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

We Must Retain and Attract Key Personnel

    Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our President and Chief Executive Officer, Richard Wyckoff, our Vice President, Finance and Chief Financial Officer, Mark Garrett, and our Vice President of Worldwide Sales, Matt Thompson. We have in the past lost senior management personnel. Several members of our senior management are relatively new to Marimba, including Messrs. Wyckoff, Garrett and Thompson, and our success will depend in part on the successful assimilation and performance of these individuals.

    We may not be successful in attracting qualified senior management personnel or be able to attract, assimilate and retain other key personnel in the future. None of our senior management or other key personnel is bound by an employment agreement. If we lose additional key employees and are unable to replace them with qualified individuals, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other companies in the software industry, we face intense competition for qualified personnel.

We Have a Long Sales Cycle that Depend upon Factors Outside Our Control

    A customer's decision to license our products typically involves a significant commitment of resources and is influenced by the customer's budget cycles and internal approval procedures for IT purchases. In addition, selling our products requires us to educate potential customers on our product's use and benefits. As a result, our products have a long sales cycle which can take over six months. We face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant capital expenditures. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to test our products before they decide whether to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

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

     o Desktop software management products.

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

We Need to Develop Third-Party Distribution Relationships

    We have a limited number of distribution relationships and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Our current agreements with our distribution partners typically do not prevent these companies from selling products of other companies, including products that may compete with our products, and do not generally require these companies to purchase minimum quantities of our products. These distributors could give higher priority to the products of other companies or to their own products, than they give to our products. In addition, sales through these channels generally result in lower fees to Marimba than direct sales. As a result, while the loss of, or significant reduction in, sales volume to any of our current or future distribution partners could seriously harm our revenues and operating results, a significant increase in sales through these channels could also negatively impact our gross margins.

We Need to Develop and Expand Our Sales and Marketing Capabilities

    We need to expand our direct sales and marketing efforts in order to increase market awareness of our products, market our products to a greater number of enterprises and generate increased revenues. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New hires require extensive training and typically take at least six months to achieve full productivity. There is no assurance that new sales representatives will ultimately become productive. In prior quarters, Marimba's license revenues have often resulted from contracts closed by just a few sales representatives. If Marimba were to lose qualified and productive sales personnel, our revenues could be adversely impacted. Furthermore, the cost of hiring and training replacement sales personnel could be significant.

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

We Must Respond to Rapid Technological Change and Evolving Industry Standards

    The markets for our software change and configuration management solutions are characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. New solutions based on new technologies or new industry standards can quickly render existing solutions obsolete and unmarketable. Any delays in our ability to develop and release enhanced or new solutions could seriously harm our business and operating results. Our technology is complex, and new products, enhancements and services can require long development and testing periods. Our failure to conform to prevailing standards could have a negative effect on our business and operating results.

We Face Risks Associated with Potential Acquisitions

      We may make acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management's attention, loss of key employees of acquired companies and substantial transaction costs. Some of the products acquired may require significant additional development before they can be marketed and may not generate revenue at anticipated levels. Moreover, future acquisitions by us may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant impairment charges or amortization expense. Any of these problems or factors could seriously harm our business, financial condition and operating results.

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


Exchange Rate Sensitivity

    We develop products in the United States, and sell our products and services primarily in North America, Europe and Asia. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. A portion of our sales are currently transacted in British Pounds and Euros, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuation in exchange rates. Near-term changes in exchange rates may have a material impact on our future revenues, earnings, fair values or cash flows. We have not engaged in foreign currency hedging transactions during the quarter ended March 31, 2002. There can be no assurance that a sudden and significant decline in the value of the British Pound or Euro would not seriously harm our financial condition and results of operations.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

Securities Litigation

     Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Marimba, Inc., certain of its officers and directors, and certain underwriters of the company's initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The complaints allege, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement and by engaging in manipulative practices to artificially inflate the price of Marimba's stock in the aftermarket subsequent to the initial public offering. Marimba and certain of its officers and directors are named in the complaints pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Marimba intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, liquidity, financial condition and results of operations.

Beck Systems, Inc. vs. Marimba, Inc.

     On July 6, 2001, Beck Systems, Inc. filed a complaint against Marimba, Inc. and two of its customers in the United States District Court for the Northern District of Illinois (Beck Systems, Inc. v. Marimba, Inc. et al., Civil Action No. 01 C 5207), alleging infringement of two patents held by Beck Systems. Beck Systems alleges that Marimba's infringement relates to the manufacture and marketing of Marimba's desktop/mobile management and server management products. On August 29, 2001, Marimba filed its answer to Beck Systems' complaint, denying any liability to Beck Systems, asserting various affirmative defenses, and seeking the court's determination that the patents in suit are not infringed, are invalid, and/or are unenforceable. Marimba further requested the court for an award of attorneys' fees, costs and expenses. On April 2, 2002, Beck Systems filed a second amended complaint in the same action alleging infringement of one additional patent by the same Marimba products. The parties are currently engaged in discovery for this suit, and a trial date has not been set. Marimba intends to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have an adverse impact on our business, liquidity, financial condition and results of operations.

ITEM 2.       CHANGES IN SECURITIES.

    None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.       OTHER INFORMATION.

      Effective January 29, 2002, Kenneth W. Owyang resigned as Vice President, Finance and Chief Financial Officer of Marimba.

      Effective January 29, 2002, Mark S. Garrett was appointed as Vice President, Finance and Chief Financial Officer of Marimba.

     Effective February 4, 2002, Anthony Zingale was appointed as a director of Marimba.


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

                            MARIMBA, INC.


Date:   May 1, 2002    By:  /s/ Mark S. Garrett
                            --------------------
                            Mark S. Garrett
                            Vice President, Finance and Chief Financial Officer
                            (Principal Financial and Accounting Officer)