Form 10-Q
period 2002-06-30
MARIMBA INC
filed 2002-08-14
CIK 1078295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 000-25683

MARIMBA, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0422318
(State of incorporation)	(IRS Employer Identification No.)

440 Clyde Avenue, Mountain View, California 94043
(Address of principal executive offices, including ZIP code)

(650) 930-5282
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes  ☒  No  ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2002 was 24,498,355.

MARIMBA, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MARIMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,188	$26,141
Short-term investments	22,958	16,249
Accounts receivable, net of allowances of $1,478 and $2,358, respectively	3,878	7,791
Prepaid expenses and other current assets	1,120	1,164

Total current assets	47,144	51,345
Property and equipment, net	3,086	3,900
Long-term investments	17,225	18,246
Other assets	367	360

	$67,822	$73,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,325	$2,378
Accrued compensation	3,169	3,408
Deferred revenue	10,714	10,558

Total current liabilities	18,208	16,344
Long-term liabilities	289	265
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	101,060	100,523
Deferred compensation	(791)	(1,542)
Accumulated other comprehensive income	167	141
Accumulated deficit	(51,113)	(41,882)

Stockholders’ equity	49,325	57,242

	$67,822	$73,851

(1)
The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

MARIMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues:
License	$5,050	$8,281	$9,018	$15,264
Service	3,988	3,904	8,081	7,925

Total revenues	9,038	12,185	17,099	23,189
Cost of revenues:
License	2,099	137	2,226	260
Service	1,407	1,462	2,863	3,327

Total cost of revenues	3,506	1,599	5,089	3,587

Gross profit	5,532	10,586	12,010	19,602
Operating expenses:
Research and development	2,042	2,711	4,100	5,966
Sales and marketing	6,775	9,059	13,451	17,928
General and administrative	1,875	1,781	3,440	3,907
Restructuring costs	—	789	—	789
Amortization of deferred compensation	508	526	1,060	1,118

Total operating expenses	11,200	14,866	22,051	29,708

Loss from operations	(5,668)	(4,280)	(10,041)	(10,106)
Interest income, net	390	651	823	1,682

Loss before income taxes	(5,278)	(3,629)	(9,218)	(8,424)
Provision for income taxes	4	87	13	108

Net loss	$(5,282)	$(3,716)	$(9,231)	$(8,532)

Basic and diluted net loss per share	$(.22)	$(.16)	$(.38)	$(.36)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	24,360	23,708	24,290	23,642

See accompanying notes.

MARIMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2002	2001
	(unaudited)
Operating activities:
Net loss	$(9,231)	$(8,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,000	1,045
Amortization of deferred compensation	1,060	1,118
Loss on disposal of property and equipment	3	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,913	943
Note receivable from officer	—	(782)
Prepaid expenses and other assets	37	203
Accounts payable and accrued liabilities	1,947	(1,124)
Accrued compensation	(239)	(686)
Long-term liabilities	24	72
Deferred revenue	156	(2,470)

Net cash used in operating activities	(1,330)	(10,213)

Investing activities:
Capital expenditures, net	(189)	(1,556)
Purchases of investments	(21,158)	(35,033)
Proceeds from matured investments	15,515	39,755

Net cash provided by (used in) investing activities	(5,832)	3,166

Financing activities:
Proceeds from issuance of common stock, net of repurchases	228	1,050
Proceeds from transfer of financial assets	—	3,853

Net cash provided by financing activities	228	4,903
Effect of exchange rate changes on cash	(19)	(5)
Net decrease in cash and cash equivalents	(6,953)	(2,149)
Cash and cash equivalents at beginning of period	26,141	33,122

Cash and cash equivalents at end of period	$19,188	$30,973

Supplemental disclosure of noncash investing and financing activities
Deferred compensation	$309	$36

See accompanying notes.

MARIMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba, Inc. (“Marimba”, the “Company”, “we”, “our” or “us”) and reflect all adjustments, consisting of normal recurring adjustments and the non-recurring adjustments described in Notes 4 and 6, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2001 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002. Results for the interim periods are not necessarily indicative of results for the fiscal year ending December 31, 2001 or for any future interim or full-year period.

Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net loss	$(5,282)	$(3,716)	$(9,231)	$(8,532)

Basic and diluted:
Weighted-average shares of common stock outstanding	24,375	23,909	24,306	23,810
Less weighted-average shares subject to repurchase	(15)	(201)	(16)	(168)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	24,360	23,708	24,290	23,642
Basic and diluted net loss per share	$(.22)	$(.16)	$(.38)	$(.36)

Marimba has excluded all outstanding stock options and shares subject to repurchase by Marimba from the calculation of diluted loss per share, because all such securities are antidilutive for all periods presented. Weighted-average options outstanding to purchase 7,469,584 and 7,398,316 shares of common stock for the three and six months ended June 30, 2002 , respectively, were not included in the computation of diluted net loss per share, because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Revenue Recognition

Marimba derives its revenues primarily from two sources: (i) license revenues, which consist of software license fees; and (ii) service revenues, which are comprised of fees for maintenance and support, consulting and training. Maintenance and support agreements provide technical support and the right to unspecified upgrades on an if-and-when available basis. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

Marimba applies the provisions of Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by Statement of Position 98-9 (“SOP 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Marimba applied the provisions of SAB 101 to all revenue transactions for the first two quarters of 2002 and all of fiscal 2001. SAB 101 has not had a material impact on our results of operations, financial position or cash flows.

Marimba sometimes resells third-party software product licenses. Revenues resulting from the resale of third-party software product licenses are recorded gross since we act as the principle in the transaction with the customer. During the three and six-month periods ended June 30, 2002 and 2001, revenues resulting from the resale of third-party product licenses were less than 3% of license revenues.

In accordance with the provisions of Accounting Principles Board Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions”, Marimba records barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. During the first six months of 2002 and 2001, we did not have revenues from barter transactions.

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

For arrangements with multiple obligations (for example, undelivered maintenance and support), Marimba allocates revenue to each component of the arrangement using the residual value method based on vendor specific objective evidence of the fair value of the undelivered elements, which is specific to Marimba. This means that Marimba defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair value for the ongoing maintenance and support obligations for our licenses is based upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. Most of our arrangements involve multiple obligations.

Marimba’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Marimba recognizes revenues for maintenance and support ratably over the maintenance term, which is generally one year. Consulting services are generally billed based on daily rates and training services are generally billed on per student or per class session basis. We generally recognize consulting and training revenues as the services are performed.

Credit Risks and Revenue Concentration

Two customers accounted for 19% and 11% of total revenues in the second quarter of 2002. In the second quarter of 2001, two customers accounted for 21% and 16% of total revenues. In the first six months of 2002, one customer accounted for 10% of total revenues, and in the comparable period of 2001, two customers accounted for 13% and 11% of total revenues.

Marimba performs ongoing credit evaluations of customers, but does not generally require collateral. We grant credit terms to most customers ranging from 30 to 90 days, however in some instances Marimba may provide longer payment terms.

Financing

In June 2001, Marimba entered into a $5 million receivables purchase facility with a bank, pursuant to which Marimba transferred qualifying accounts receivable to the bank on a non-recourse basis. Transfers under this facility were recorded as sales and accounted for in accordance with Statement of Financial Accounting Standards No. 140 (“FAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the second quarter of 2001, Marimba transferred to the bank accounts receivable totaling approximately $3.9 million, which approximated fair value. The transfer of accounts receivable for cash was reported in the consolidated statement of cash flows as a financing activity. During the fourth quarter of 2001, the amount outstanding under the facility was repaid in full. The purchase facility with the bank expired in June 2002.

2.    Comprehensive Loss

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Net loss	$(5,282)	$(3,716)	$(9,231)	$(8,532)
Other comprehensive income (loss):
Change in unrealized gains and losses on available-for-sale securities	255	(20)	45	77
Foreign currency translation adjustment	(14)	(4)	(19)	(5)

Comprehensive loss	$(5,041)	$(3,740)	$(9,205)	$(8,460)

3.    Legal Matters

Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company’s initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation and tie-in arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. Marimba and certain of its officers and directors are named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Marimba intends to defend this litigation vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

4.    Restructuring

In April 2001, Marimba announced a restructuring plan. The plan involved the elimination across all company departments of approximately 20% of the workforce, or 60 employees and independent contractors. Marimba recorded a charge of $789,000 in the second quarter of 2001 related to the restructuring plan, which consisted of personnel costs of $583,000, facilities and equipment costs of $136,000 and other costs of $70,000. The remaining accrual was $123,000 at June 30, 2002, and is expected to be paid during the remainder of 2002.

5.    Stock Option Exchange

On January 25, 2002, options to purchase a total 829,452 shares of Marimba’s common stock were granted under the Marimba, Inc. 2000 Supplemental Stock Plan in exchange for canceled options accepted under the voluntary stock option exchange program offered by Marimba during the period from April 27 to July 23, 2001. The exercise price of the new options is $3.10 per share, the closing price of Marimba’s common stock on the Nasdaq National Market on the date of grant of the new options. The exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and did not result in any additional compensation charges or variable plan accounting.

6.    Subsequent Events

Legal Settlement

On July 6, 2001, Beck Systems, Inc. filed a complaint against Marimba, Inc. and two of its customers in the United States District Court for the Northern District of Illinois (Beck Systems, Inc. v. Marimba, Inc. et al., Civil Action No. 01 C 5207), alleging infringement of two patents held by Beck Systems. On July 19, 2002, Marimba and Beck Systems, Inc. executed an agreement settling the action, subject to court approval. On July 25, 2002, the court approved the settlement and the parties to the action dismissed the claims against each other in the action with prejudice. Under the terms of the agreement, Marimba obtained a license to Beck Systems’ patents in exchange for consideration consisting of a $2.75 million cash payment and the issuance of 500,000 shares of our common stock. During the quarter ended June 30, 2002, we recorded a charge of $1.9 million to cost of license revenues related to the settlement. The remainder of the settlement costs, which will be partially based upon the closing price of our common stock on the date we issue the shares, which is currently estimated at $1.5 million, will be recorded during the third quarter of 2002 as an intangible asset, and will be amortized to cost of license revenues ratably over five years.

Restructuring

In July 2002, Marimba announced a restructuring plan. The plan involved the elimination across all company departments of approximately 13% of the workforce, or 28 employees and independent contractors. Marimba anticipates recording a charge of between $350,000 and $650,000 in the third quarter of 2002 related to the restructuring plan, which will consist primarily of personnel related costs.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, each as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Marimba’s actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results, Liquidity and Capital Resources” below. Additional information about factors that could affect future results and events is included in our fiscal 2001 Form 10-K and other reports or submissions filed with the Securities and Exchange Commission. All forward-looking statements in this report are based on information available to Marimba as of the date hereof, and Marimba undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements.

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

In January 1997, we released our first version of the Desktop/Mobile Management products and since that time have continued to develop and market that product line and enhance the core Desktop/Mobile Management infrastructure with additional functionality and complimentary add-on products. In the first half of 2000, Marimba introduced a new product line called Server Management. The Server Management products are designed to address many of the server management challenges inherent in thin client and Web commerce computing environments today. Additionally, Marimba offers Embedded Management products that allow device and software vendors to deliver software fixes, new features and services by embedding Marimba software management capabilities into their devices or applications. During 2001, revenues from the Desktop/Mobile, Server and Embedded Management product lines accounted for 76%, 18% and 6% of total license revenues, respectively. Revenues from the Desktop/Mobile, Server and Embedded Management products lines accounted for 75%, 17% and 8% of total license revenues, respectively, for the six months ended June 30, 2002. During the six months ended June 30, 2001, revenues from our Desktop/Mobile, Server and Embedded Management products lines accounted for 77%, 17% and 6% of total license revenues, respectively.

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

Since inception, we have made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $51.1 million at June 30, 2002. We believe that our success depends on further increasing our customer base and on growth in our market overall. Accordingly, over the long term, we intend to continue to invest heavily in sales, marketing and research and development.

In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance, growth or financial results. Additionally, we do not believe that historical growth rates or profitability are indicative of future growth or financial results.

Critical Accounting Policies and Estimates

Legal Settlement.    On July 25, 2002, the court approved a settlement between Marimba and Beck Systems, as described in Note 6. Under the terms of the agreement for the settlement, Marimba obtained a license to Beck Systems’ patents. The amount charged to cost of license revenues during the quarter ended June 30, 2002 was based on the apportionment of the total amount which related to payment for the alleged past infringement. The remaining amount, which will be recorded as an intangible asset during the third quarter of 2002 and amortized to cost of license revenues over a five-year period, is based on the value of the ongoing license to Beck Systems’ patents. The amounts allocated to the expense and the asset were based, respectively, on our license revenues since inception versus our projection of the revenue relating to the technology, which will occur over the next 5 years. Management’s assumptions about future revenues and the period over which our product will embed the patented technology requires significant judgment. Our revenues have fluctuated in the past and are expected to continue to do so. In addition, it is not clear how long our products will include the patented technology. If we were to change our estimate of future revenues or the period over which our product will embed the patented technology, the apportionment of the settlement amount between the charge relating to the alleged past infringement and the intangible asset would be different.

For our other critical accounting policies and estimates, refer to Marimba’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues for the three and six months ended June 30, 2002 and 2001. This data has been derived from the unaudited condensed consolidated financial statements contained in this report which, in the opinion of management include all adjustments, consisting of normal recurring adjustments and the non-recurring adjustments described in Notes 4 and 6, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Marimba’s Annual Report on Form 10-K for the year ended December 31, 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Consolidated Statement of Operations Data:
Revenues:
License	55.9%	68.0%	52.7%	65.8%
Service	44.1	32.0	47.3	34.2

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License	23.2	1.1	13.0	1.1
Service	15.6	12.0	16.7	14.4

Total cost of revenues	38.8	13.1	29.7	15.5

Gross margin	61.2	86.9	70.3	84.5
Operating expenses:
Research and development	22.6	22.2	24.0	25.7
Sales and marketing	75.0	74.3	78.7	77.3
General and administrative	20.7	14.6	20.1	16.8
Restructuring	—	6.5	—	3.4
Amortization of deferred compensation	5.6	4.4	6.2	4.9

Total operating expenses	123.9	122.0	129.0	128.1

Income (loss) from operations	(62.7)	(35.1)	(58.7)	(43.6)
Interest income, net	4.3	5.3	4.8	7.3

Income (loss) before income taxes	(58.4)	(29.8)	(53.9)	(36.3)
Provision for income taxes	—	(0.7)	(0.1)	(0.5)

Net income (loss)	(58.4)%	(30.5)%	(54.0)%	(36.8)%

Revenues

Total revenues decreased $3.2 million or 26%, to $9.0 million in the second quarter of 2002 from $12.2 million in the second quarter of 2001. For the six months ended June 30, 2002, total revenues decreased 26% to $17.1 million from $23.2 million in the comparable period of 2001.

License Revenues.    License revenues decreased $3.2 million, or 39%, to $5.1 million in the second quarter of 2002 from $8.3 million in the second quarter of 2001. License revenues in the six months ended June 30, 2002 decreased 41% to $9.0 million from $15.3 million in the comparable period of 2001. As a percentage of total revenues, license revenues decreased to 56% and 53% of total revenues in the three and six-month periods ended June 30, 2002, respectively, from 68% and 66% in each of the comparable periods of 2001. The reduction of license revenues for the comparative three and six month periods was due to a decrease in product licenses sold, reflecting the impact of the general economic slowdown in the United States, primarily through delays in customers’ IT purchases and lengthening sales cycles.

Service Revenues.    Service revenues include maintenance and support, consulting and training. Service revenues in the second quarter of 2002 were $4.0 million, compared to service revenues of $3.9 million in the second quarter of 2001. Service revenues in the six months ended June 30, 2002 were $8.1 million, compared to service revenues of $7.9 million in the equivalent period of 2001. As a percentage of total revenues, service revenues increased to 44% and 47% of total revenues in the three and six-month periods ended June 30, 2002, respectively, from 32% and 34% in each of the comparable periods of 2001. The increase in service revenues as a percentage of total revenues was due primarily to lower total revenues during the three and six months ended June 30, 2002.

Costs of Revenues

Cost of License Revenues.    Cost of license revenues generally consists of the cost of third-party software products that were either integrated into our products or resold by Marimba. Cost of license revenues related to the cost of third-party products was less than 2% of total revenues in the three and six-month periods ended June 30, 2002 and 2001. In addition, we recorded a charge to cost of license of $1.9 million during the second quarter of 2002 in relation to a legal settlement, which involved a patent license. We expect to record additional ratable charges to cost of license revenues over the next five years due to the recording of an intangible asset in August of 2002 in relation to the same legal settlement, which is currently estimated at $1.5 million.

Cost of Service Revenues.    Cost of service revenues during the second quarter of 2002 were $1.4 million, compared to cost of service revenues of $1.5 million in the second quarter of 2001. For the first six months of 2002, cost of service revenues decreased $460,000, or 14%, to $2.9 million from $3.3 million for the comparable period of 2001. The decrease in cost of service revenues was due primarily to operating efficiencies and an overall decrease in sales.

Operating Expenses

Research and Development.    Research and development (“R&D”) expenses decreased $669,000, or 25%, to $2.0 million in the second quarter of 2002 from $2.7 million in the second quarter of 2001. For the first six months of 2002, research and development expenses decreased $1.9 million, or 31%, to $4.1 million from $6.0 million in the comparable period of 2001. R&D expenses decreased in absolute dollars due primarily to our decision to focus on Marimba’s core change and configuration management products and the resulting discontinuance of Marimba.net (a managed hosting service) and closure of our Houston, Texas development facility that had previously been dedicated to performance management product development.

Sales and Marketing.    Sales and marketing (“S&M”) expenses decreased $2.3 million, or 25%, to $6.8 million in the second quarter of 2002 from $9.1 million in the second quarter of 2001. For the first six months of 2002, sales and marketing expenses decreased $4.5 million, or 25%, to $13.5 million from $17.9 million in the comparable period of 2001. S&M expenses decreased in absolute dollars due primarily to fewer promotional activities, lower incentive compensation as a result of lower license revenues and a decrease in travel and entertainment expenses.

General and Administrative.    General and administrative (“G&A”) expenses were $1.9 million in the second quarter of 2002, compared to G&A expenses of $1.8 million in the second quarter of 2001. For the first six months of 2002, G&A expenses decreased $467,000, or 12% to $3.4 million from $3.9 million in the comparable period of 2001. G&A expenses decreased in absolute dollars over the six-month period due primarily to the restructuring that took place in April 2001.

Deferred Compensation.    In connection with the grant of employee stock options, we recorded deferred compensation representing the difference between the exercise prices of options granted and the deemed fair value for financial reporting purposes of our common stock on the respective grant dates. We also recorded deferred compensation for certain restricted stock awards granted below the deemed fair value for financial reporting purposes of our common stock on the respective grant date. The charge is amortized over the vesting periods of the options based on a graded vesting method. Amortization of deferred compensation was $508,000 and $1.1 million for the three and six months ended June 30, 2002 and $526,000 and $1.1 million for the three and six months ended June 30, 2001, respectively.

Interest Income, Net.    Interest income, net, was $390,000 and $651,000 for the quarters ended June 30, 2002 and 2001, respectively. For the first six months of 2002, interest income, net decreased $859,000, or 51% to $823,000 from $1.7 million in the comparable period of 2001. The decrease was due primarily to lower invested cash balances and the decline in interest rates.

Liquidity and Capital Resources

As of June 30, 2002, our principal sources of liquidity included approximately $19.2 million of cash and cash equivalents and $40.2 million of investments in short and long-term investments in marketable securities. Net cash used in operating activities for the first six months of 2002 of $1.3 million primarily reflects our net loss for the period and increases in accounts payable and accrued liabilities, largely offset by a decrease in accounts receivable due to better than usual collection results.

Net cash used in investing activities was approximately $5.8 million for the first six months of 2002, primarily related to purchases of investments, partially offset by sales and maturities of investments.

Net cash provided by financing activities was $228,000 for the first six months of 2002, which was the result of proceeds from the exercise of stock options and purchases under the Employee Stock Purchase Plan.

Marimba’s contractual obligations consist of noncancellable operating lease agreements. As of June 30, 2002, future minimum lease payments under noncancellable operating leases are expected to be approximately $5.6 million, and become due as presented in the table below:

Operating Leases
(in thousands)
Less than 1 year	$1,896
1 to 3 years	3,629
4 to 5 years	26

Total minimum lease payments	$5,551

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

Our Limited Operating History May Prevent Us From Achieving Success in Our Business

We were founded in February 1996 and have a limited operating history that may prevent us from achieving success in our business. The revenues and income potential of our business and market are unproven. We will continue to encounter challenges and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. We may not successfully address any of these challenges and the failure to do so would seriously harm our business and operating results. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business.

We Have Incurred Losses and Expect to Incur Future Losses

Our failure to significantly increase our revenues would seriously harm our business and operating results. There is no assurance that we will return to profitability. As of June 30, 2002, we had an accumulated deficit of approximately $51.1 million. We expect over the long term to increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to increase our quarterly revenues to offset these increasing expenses. Our total revenues have declined in 2002 to date compared to 2001 and we may not be able to increase our revenues.

Fluctuations in Quarterly Operating Results and Absence of Significant Backlog

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of our future performance. Our operating results have been below the expectations of securities analysts and investors in the past and could be so in the future. Our failure to meet these expectations would likely harm the market price of our common stock. Operating results vary depending on a number of factors, many of which are outside our control. Our operating results may also depend on general economic factors, including an economic slowdown or recession.

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

We generally expect that revenues in the first quarter of each year will not substantially increase over, and may be lower than, revenues in the fourth quarter of the preceding year due to the annual nature of companies’ purchasing and budgeting cycles and the year-to-date structure of our sales incentive program.

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

We Are Exposed to General Economic Conditions and Reductions in Corporate IT Spending, and the Current Economic Downturn May Continue to Adversely Impact Our Business

Our business is subject to the effects of general economic conditions and, in particular, market conditions in the industries that we serve. We believe that our operating results are being adversely impacted by recent unfavorable general economic conditions and reductions in corporate IT spending. In addition, since many of our customers may be suffering adverse effects of the general economic slowdown, we may find that collecting accounts receivable from existing or new customers will take longer than we expect or that some accounts receivable will become uncollectable. If these economic conditions do not improve, or if we experience a worsening in general economic conditions or corporate IT spending, our business and operating results could continue to be adversely impacted.

We Expect Significant Long-Term Increases in Our Operating Expenses

Despite recent cost cutting measures implemented by Marimba, we intend over the long term to substantially increase our operating expenses as we:

•	Increase our sales and marketing activities, including expanding our direct sales force;

•	Increase our research and development activities;

•	Expand our customer support and professional services organizations; and

•	Expand our distribution channels.

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

Our Success Depends on our Desktop/Mobile Management Product Family

We expect to continue to derive a substantial portion of our revenues from our Desktop/Mobile Management product line and related services. A decline in the price of our Desktop/Mobile Management products or our inability to increase sales of these products would seriously harm our business and operating results. We cannot predict the success of our Desktop/Mobile Management products. We periodically update our Desktop/Mobile Management products to make improvements and provide additional enhancements. New versions of this product line may not provide the benefits we expect and could fail to meet customers’ requirements or achieve widespread market acceptance.

Our strategy requires our Desktop/Mobile Management products to be highly scalable—in other words, able to rapidly increase deployment size from a limited number of end-users to a very large number of end-users. If we are unable to continue to achieve this level of scalability, the attractiveness of our products and services would be diminished.

We Need to Grow Our Server Management and Embedded Management Product Revenues and Develop New Products and Services

During 2001, revenues from our Server and Embedded Management product lines accounted for 18% and 6% of total license revenues, respectively. Revenues from our Server and Embedded Management product lines accounted for 17% and 8% of total license revenues, respectively, during the six months ended June 30, 2002. During the six months ended June 30, 2001, revenues from our Server and Embedded Management product lines accounted for 17% and 6% of total license revenues, respectively. There can be no assurance that the revenues from each of these product lines will grow, in absolute amount or as a percentage of total license revenues, or that our Server Management products and Embedded Management products will meet customer expectations or gain widespread market acceptance. To provide comprehensive systems management solutions, we will need to develop and introduce new products and services, which offer functionality that we do not currently provide. We may not be able to develop these technologies, and therefore, we may not be able to offer a comprehensive systems management solution. In addition, we have, in the past, experienced delays in new product releases, and we may experience similar delays in the future. If we fail to release new product on a timely basis, our business and operating results could be seriously harmed.

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

Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, the downturn in our software license revenues negatively impacts our future service revenues. Any future downturn in our license revenues would also harm our future service revenues. Our support and maintenance programs are sold on an annual basis. Renewal of annual support and maintenance is generally at the customer’s election. If customers elect not to renew their support and maintenance agreements, our service revenues could be significantly adversely impacted. If support and maintenance revenues were to decline, or not grow as rapidly as expected, Marimba would need to increase its license revenues and other service revenues in order to make up for the decline in support and maintenance revenues.

We Need to Develop Third-Party Distribution Relationships

We have a limited number of distribution relationships and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Our current agreements with our distribution partners typically do not prevent these companies from selling products of other companies, including products that may compete with our products, and do not generally require these companies to purchase minimum quantities of our products. These distributors could give higher priority to the products of other companies or to their own products than they give to our products. In addition, sales through these channels generally result in lower fees to Marimba than direct sales. As a result, while the loss of, or significant reduction in, sales volume to any of our current or future distribution partners could seriously harm our revenues and operating results, a significant increase in sales through these channels could also negatively impact our gross margins.

Implementation of Our Products by Large Customers May Be Complex and Customers Could Become Dissatisfied if Implementation of Our Products Proves Difficult, Costly or Time Consuming

Our products must integrate with many existing computer systems and software programs used by our customers. Integrating with many other computer systems and software programs can be complex, costly and time consuming, and can cause delays in the deployment of our products for such customers. Customers could become dissatisfied with our products if implementations prove to be difficult, costly or time consuming, and this could negatively impact our ability to sell our products.

We Must Retain and Attract Key Personnel

Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our President and Chief Executive Officer, Richard Wyckoff, and our Vice President of Worldwide Sales, Matt Thompson. We have in the past lost senior management personnel. Several members of our senior management are relatively new to Marimba, including Messrs. Wyckoff and Thompson, and our success will depend in part on the successful assimilation and performance of these individuals.

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

We Have a Long Sales Cycle that Depends upon Factors Outside Our Control

A customer’s decision to license our products typically involves a significant commitment of resources and is influenced by the customer’s budget cycles and internal approval procedures for IT purchases. In addition, selling our products requires us to educate potential customers on our product’s use and benefits. As a result, our products have a long sales cycle which can take over six months. We face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant capital expenditures. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to test our products before they decide whether to purchase a license for deployment. In addition, sales cycles are generally lengthening during the current economic slowdown. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

Our Markets Are Highly Competitive

Our markets are highly competitive, and we expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position could seriously harm our business and operating results. We encounter competition from a number of sources, including:

•	Sellers of enterprise-wide management systems, which include electronic software distribution;

•	Companies that market products that support the distribution of software applications and content; and

•	Desktop software management products.

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

We May Be Found to Infringe Proprietary Rights of Others

Other companies, including our competitors, may obtain patents or other proprietary rights that could prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe the proprietary rights of others. Furthermore, companies in the software market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We have been involved in two such patent infringement suits in the past.

We could incur substantial costs to defend any intellectual property litigation, and any such litigation could result in one or more of the following:

•	Our paying monetary damages, which could be tripled if the infringement is found to have been willful;

•	The issuance of a preliminary or permanent injunction requiring us to stop selling one or more of our products in their current forms;

•	Our having to redesign one or more of our products, which could be costly and time-consuming and could substantially delay shipments, assuming that a redesign is feasible;

•	Our having to reimburse the holder of the infringed intellectual property for some or all of its attorneys’ fees and costs;

•	Our having to obtain from the holder licenses to its intellectual property, which licenses might not be made available to us on reasonable terms; or

•	Our having to indemnify our customers against any losses they may incur due to the alleged infringement.

In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

We Are Involved in a Securities Class Action Litigation and Are At Risk of Additional Similar Litigation

We are a party to the securities class action litigation described in Part II, Item 1—“Legal Proceedings” of this report. The defense of this litigation may increase our expenses and divert our management’s attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

We Need to Develop and Expand Our Sales and Marketing Capabilities

We need to expand our direct sales and marketing efforts in order to increase market awareness of our products, market our products to a greater number of enterprises and generate increased revenues. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New hires require extensive training and typically take at least six months to achieve full productivity. There is no assurance that new sales representatives will ultimately become productive. In prior quarters, Marimba’s license revenues have often resulted from contracts closed by just a few sales representatives. If Marimba were to lose qualified and productive sales personnel, our revenues could be adversely impacted. Furthermore, the cost of hiring and training replacement sales personnel could be significant.

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

Over the long term, we expect our total service revenues to increase as we continue to provide support, consulting and training services that complement our products and as our installed customer base grows. This could negatively impact our gross margin, because margins on revenues derived from services are generally lower than gross margins on revenues derived from the license of our products.

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

Software Defects in Our Products Would Harm Our Business

Complex software products like ours often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. Our products extensively utilize digital certificates and other complex technology. Our use of this technology has in the past and may in the future result in product behavior problems, which may not be anticipated by us or our customers. Defects or errors in our current or future products or in products comparable to ours could result in lost or delayed revenues, which would seriously harm our business and operating results.

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

We Have Experienced Credit-Related Issues with Certain of Our Customers and We May Not Achieve Anticipated Revenue if We Need to Defer a Significant Amount of Revenue

We have experienced, in the past, credit-related issues with certain of our existing and proposed customers, primarily due to the economic slowdown in the United States. Should we have more customers than we anticipate with liquidity issues, or if payment is not received on a timely basis, our business, operating results and general financial condition could be seriously harmed.

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

We Face Risks Associated with Potential Acquisitions

We may make acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management’s attention, loss of key employees of acquired companies and substantial transaction costs. Some of the products acquired may require significant additional development before they can be marketed and may not generate revenue at anticipated levels. Moreover, future acquisitions by us may result in dilutive issuances of equity securities, the use of a substantial portion of our cash and investment balances, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant impairment charges or amortization expense. Any of these problems or factors could seriously harm our business, financial condition and operating results.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments.

Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	securities of U.S. corporations rated A1 or AA by Standard and Poors or the Moody’s equivalent; and

•	money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting particular credit rating and net worth requirements with maturities of less than two years.

Exchange Rate Sensitivity

We develop products in the United States, and sell our products and services primarily in North America, Europe and Asia. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. A portion of our sales are currently transacted in British Pounds and Euros, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuation in exchange rates. Near-term changes in exchange rates may have a material impact on our future revenues, earnings, fair values or cash flows. We have not engaged in foreign currency hedging transactions during the six months ended June 30, 2002. There can be no assurance that a sudden and significant change in the value of the British Pound or Euro would not seriously harm our financial condition and results of operations.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Securities Litigation

Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company’s initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation and tie-in arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. Marimba and certain of its officers and directors are named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Marimba intends to defend this litigation vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

Beck Systems, Inc. vs. Marimba Software, Inc.

On July 6, 2001, Beck Systems, Inc. filed a complaint against Marimba, Inc. and two of its customers in the United States District Court for the Northern District of Illinois (Beck Systems, Inc. v. Marimba, Inc. et al., Civil Action No. 01 C 5207), alleging infringement of two patents held by Beck Systems. On July 19, 2002, the Company and Beck Systems, Inc. executed an agreement settling the action, subject to court approval. On July 25, 2002, the court approved the settlement and the parties to the action dismissed the claims against each other in the action with prejudice. Under the agreement, Marimba obtained a license to Beck Systems’ patents.

ITEM 2.     CHANGES IN SECURITIES.

In July 2002, Marimba agreed to issue 500,000 shares of common stock to Beck Systems, Inc. as part of the settlement of litigation pending between the two companies. The shares were issued in reliance on the exemption provided under Section 3(a)(10) of the Securities Act of 1933, as amended. The court in which the litigation was pending approved the exchange of the Marimba shares in connection with the settlement after a hearing as to the fairness of the exchange.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At Marimba’s 2002 Annual Meeting of Stockholders held on June 6, 2002, our stockholders voted on and approved each of the below two proposals by the votes indicated below. A total of 20,112,678 shares were represented and voting in person or by proxy at the meeting.

1.  Proposal to elect the following directors to serve for a term ending upon Marimba’s 2003 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

	For	Withheld	Unvoted
Kim K. Polese	19,357,233	775,445	0
Richard C. Wyckoff	19,568,457	526,221	0
Aneel Bhusri	20,058,755	53,923	0
Eric J. Keller	19,451,266	661,412	0
Raymond J. Lane	20,058,418	54,260	0
Douglas J. MacKenzie	20,056,518	54,360	0
Stratton D. Sclavos	19,456,916	655,762	0
Anthony Zingale	20,053,491	59,187	0

2.  Proposal to ratify the appointment of Ernst & Young LLP as Marimba’s independent public accountants for the fiscal year ending December 31, 2002:

For:	20,073,794
Against:	27,305
Abstain:	11,579
Unvoted:	0

ITEM 5.     OTHER INFORMATION.

Effective August 1, 2002, Mark S. Garrett resigned as Vice President, Finance and Chief Financial Officer of Marimba.

Effective August 1, 2002, Andrew Chmyz was appointed Acting Vice President, Finance and Chief Financial Officer of Marimba.

On August 12, 2002, the Audit Committee of Marimba’s Board of Directors approved the following non-audit services to be performed by Marimba’s independent accountants: tax preparation and other tax-related services.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

None.

(b)  Reports on Form 8-K.

None.

MARIMBA, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARIMBA, INC.

By:	/s/ ANDREW CHMYZ
Andrew Chmyz Acting Vice P resident, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  August 14, 2002