Form 10-K/A
period 2001-12-31
MARIMBA INC
filed 2002-11-12
CIK 1078295

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number 00025683

MARIMBA, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0422318
(State of incorporation)	(IRS Employer Identification No.)

440 Clyde Avenue, Mountain View, California 94043
(Address of principal executive offices, including ZIP code)

(650) 930-5282
(The Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the Registrant’s common stock, $.0001 par value, held by non-affiliates of the Registrant on February 28, 2002 was approximately $53 million. As of February 28, 2002, there were 24,228,892 shares of Registrant’s common stock, $.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement (the “Proxy Statement”) mailed to stockholders in connection with its 2002 annual meeting of stockholders held on June 6, 2002 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be part of this report.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, because it recently discovered adjustments that should have been made during 2001 and 2000 that resulted in an overstatement of amortization of deferred stock compensation during these periods. Accordingly, in this Form 10-K/A, the Registrant is restating the financial statements for its fiscal years 2001 and 2000 (and for the related quarterly periods) to reflect these adjustments. The specific items amended to reflect the impact of the restatement are Items 6, 7 and 8 of Part II and Item 14 of Part IV. Note 11 of the Consolidated Financial Statements contains a description of the restatement and its effects on the financial statements for the years and quarters referenced above. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

MARIMBA, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which are subject to safe harbors created under the U.S. federal securities laws When used in this report, words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential”, “intend”, “continue,” and similar expressions, are intended to identify forward-looking statements. In addition, any statements which refer to projections of our future financial performance; our anticipated growth and anticipated trends in our businesses; the features, benefits and advantages of our products; the development of new products, enhancements or technologies; business and sales strategies; developments in our target markets; matters relating to distribution channels, proprietary rights, facilities needs, competition and litigation; future gross margins and operating expense levels; and capital needs are forward-looking statements. These statements reflect the current views of Marimba or its management with respect to future events and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements in fiscal 2002 and beyond could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to material differences include, but are not limited to, those discussed below in Item 7 under the heading “Other Factors Affecting Operating Results, Liquidity and Capital Resources” and the risks discussed in our other filings with the Securities and Exchange Commission. We encourage you to read that section carefully. You should not regard the inclusion of forward-looking information as a representation by us or any other person that the future events, plans or expectations contemplated by us will be achieved. Marimba undertakes no obligation to release publicly any updates or revisions to any forward-looking statements that may reflect events or circumstances occurring after the date of this report, except as otherwise required by law.

PART II.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of our selected consolidated financial data as of and for the five years ended December 31, 2001. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report. The yearly financial data presented below is restated, as described in Note 11 of the Consolidated Financial Statements included in Item 8. All figures below are in thousands, except per share data.

	Year Ended December 31,
	2001	2000	1999	1998	1997
Consolidated Statements of Operations Data:	Restated	Restated
Revenues:
License	$27,801	$31,329	$23,637	$13,901	$5,011
Service	16,229	12,718	7,776	3,184	552

Total revenues	44,030	44,047	31,413	17,085	5,563
Cost of revenues:
License	595	681	402	75	13
Service	5,940	4,256	3,036	1,964	621

Total cost of revenues	6,535	4,937	3,438	2,039	634

Gross profit	37,495	39,110	27,975	15,046	4,929

Operating expenses:
Research and development	10,508	11,114	8,497	5,773	2,410
Sales and marketing	31,965	27,758	19,625	12,371	8,054
General and administrative	7,934	12,570	5,066	2,779	2,367
Restructuring costs	789	—	—	—	—
Amortization of deferred compensation (*)	361	809	1,410	251	—

Total operating expenses (*)	51,557	52,251	34,598	21,174	12,831

Loss from operations (*)	(14,062)	(13,141)	(6,623)	(6,128)	(7,902)
Interest income and other expenses, net	2,774	4,541	2,506	488	338

Loss before income taxes (*)	(11,288)	(8,600)	(4,117)	(5,640)	(7,564)
Provision for income taxes	199	179	97	41	154

Net loss (*)	$(11,487)	$(8,779)	$(4,214)	$(5,681)	$(7,718)

Basic and diluted net loss per share (*)	$(.48)	$(.38)	$(.22)	$(.59)	$(1.57)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	23,943	23,200	19,029	9,606	4,912

* See Note 11 of the Consolidated Financial Statements.

	As of December 31,
	2001	2000	1999	1998	1997
Consolidated Balance Sheet Data:	Restated	Restated
Cash, cash equivalents and short-term investments	$42,390	$64,529	$65,023	$7,825	$14,402
Working capital	35,001	58,176	55,707	2,912	8,036
Total assets	73,851	87,408	90,487	14,862	21,898
Long-term obligations	265	153	48	747	211
Redeemable convertible preferred stock	—	—	—	18,953	18,953
Accumulated deficit (*)	(39,124)	(27,637)	(18,858)	(14,644)	(8,963)
Total stockholders’ equity (net capital deficiency)	57,242	66,803	72,639	(13,743)	(8,471)
* See Note 11 of the Consolidated Financial Statements.

Supplementary Data
Quarterly Consolidated Financial Information (unaudited)
(In thousands, except per share data)

The following table presents our operating results for each of the eight quarters in the two-year period ended December 31, 2001. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report. In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of our company and the notes thereto appearing in this report. The quarterly financial data presented below is restated, as described in Note 11 of the Consolidated Financial Statements included in Item 8. All figures below are in thousands, except per share data. These operating results are not necessarily indicative of the results for any future periods.

2001	Q1	Q2	Q3	Q4
Restated
Revenues	$11,004	$12,185	$10,006	$10,835
Gross profit	9,016	10,586	8,538	9,355
Net loss (*)	(4,686)	(3,693)	(1,625)	(1,483)
Net loss per basic and diluted common share (*)	$(.20)	$(.15)	$(.07)	$(.06)

2000	Q1	Q2	Q3	Q4
Restated
Revenues	$10,567	$12,116	$10,108	$11,256
Gross profit	9,543	10,999	8,928	9,639
Net income (loss) (*)	(366)	1,343	(7,883)	(1,873)
Net income (loss) per basic common share (*)	$(.02)	$.06	$(.34)	$(.08)
Net income (loss) per diluted common share (*)	$(.02)	$.05	$(.34)	$(.08)

*	See Note 11 of the Consolidated Financial Statements.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Marimba should be read in conjunction with the Consolidated Financial Statements and Supplementary Data and the Notes thereto included in Item 8 of this Annual Report on Form 10-K/A. Some of the data presented below is restated, as noted and as described in Note 11 of the Consolidated Financial Statements included in Item 8.

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

Since inception, we have made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $39.1 million at December 31, 2001. We believe that our success depends on further increasing our customer base and on growth in our market overall. Accordingly, over the long term, we intend to continue to invest heavily in sales, marketing and research and development.

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

Critical Accounting Policies and Estimates

General.    Discussion and analysis of Marimba’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates and judgments, including those related to revenue recognition, bad debts and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is established through a charge to the general and administrative expenses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in aggregate, and current economic conditions that may affect a customer’s ability to pay or suggest that a particular market sector is more prone to liquidity issues. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, subsequent to the date of our arrangements with them, this could result in an impairment of their ability to make payments and additional allowances would be required.

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

Results of Operations

The following table presents selected financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2001	2000	1999
	Restated	Restated
Consolidated Statement of Operations Data:

Revenues:
License	63.1%	71.1%	75.2%
Service	36.9	28.9	24.8

Total revenues	100.0	100.0	100.0

Cost of revenues:
License	1.4	1.5	1.3
Service	13.4	9.7	9.7

Total cost of revenues	14.8	11.2	11.0

Gross margin	85.2	88.8	89.0

Operating expenses:
Research and development	23.9	25.2	27.0
Sales and marketing	72.6	63.0	62.5
General and administrative	18.0	28.5	16.1
Restructuring costs	1.8	—	—
Amortization of deferred compensation (*)	0.8	1.9	4.5

Total operating expenses (*)	117.1	118.6	110.1

Loss from operations (*)	(31.9)	(29.8)	(21.1)
Interest income and other expenses, net	6.3	10.3	8.0

Loss before income taxes (*)	(25.6)	(19.5)	(13.1)
Provision for income taxes	(0.5)	(0.4)	(0.3)

Net loss (*)	(26.1)%	(19.9)%	(13.4)%

*	The financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 are restated. See Note 11 of the Consolidated Financial Statements.

Years Ended December 31, 2001, 2000 and 1999

Revenues

Total revenues in 2001 were $44.0 million, comparable to revenues in 2000 of $44.0 million. Total revenues increased $12.6 million, or 40%, to $44.0 million in 2000 from $31.4 million in 1999.

License Revenues.    To date, the majority of Marimba’s license revenues have been derived from sales of our Desktop/Mobile management products. For the year ended December 31, 2001, revenues from sales of our Desktop/Mobile, Server and Embedded Management products lines accounted for approximately 76%, 18% and 6% of total license revenues, respectively. For the year ended December 31, 2000, revenues from sales of our Desktop/Mobile and Server Management products represented 88% and 12% of license revenues. Prior to 2001, Marimba did not separately account for its Embedded Management products and sales of these products were included with the Desktop/Mobile Management product line. License revenues decreased $3.5 million, or 11%, to $27.8 million in 2001 from $31.3 million in 2000. License revenues increased $7.7 million, or 33%, to $31.3 million in 2000 from $23.6 million in 1999.

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

As a percentage of total revenues, service revenues were 37%, 29% and 25% of total revenues in 2001, 2000 and 1999, respectively. The increase in service revenues was due primarily to increased revenues from maintenance and support contracts as Marimba’s customer base has grown. Also, we increased our consulting revenues as customers elected to utilize our consulting organization to assist them with their implementation of our products.

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

Cost of Service Revenues.    Cost of service revenues includes:

•	salaries and related expenses of our customer service and training organizations;

•	salaries and related expenses of our consultants for billable consulting engagements;

•	cost of third parties contracted to provide consulting services to our customers; and

•	an allocation of our facilities and depreciation expenses.

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

Operating Expenses

Research and Development.    Research and development expenses, which are expensed as incurred, consist primarily of:

•	salaries and related costs of our engineering organization;

•	fees paid to third-party consultants, if any; and

•	an allocation of our facilities and depreciation expenses.

We believe that our success is dependent in large part on continued enhancement of our current products and the ability to develop new, technologically advanced products that meet the sophisticated requirements of our customers. Research and development expenses were $10.5 million, $11.1 million and $8.5 million in 2001, 2000 and 1999, respectively. The decrease in research and development expenses from 2000 to 2001 was due primarily to our decision to focus on Marimba’s core change and configuration management products and the resulting discontinuance of Marimba.net, a distribution hosting service and closure of our Houston, Texas development facility that had previously been dedicated to performance management product development. The increase in research and development expenses from 1999 to 2000 was due primarily to an increase in engineering personnel and related costs. Over the long term, we plan to increase our investment in research and development.

Sales and Marketing.    Sales and marketing expenses consist primarily of:

•	salaries and related costs of our sales and marketing organizations;

•	sales commissions;

•	costs of our marketing programs, including public relations, advertising, trade shows, collateral sales materials, and seminars;

•	rent and facilities costs associated with our regional and international sales offices; and

•	an allocation of our facilities and depreciation expenses.

Sales and marketing expenses were $32.0 million, $27.8 million and $19.6 million in 2001, 2000 and 1999, respectively. From 2000 to 2001, sales and marketing expenses increased due primarily to growth in the sales organization during the first half of 2001, expansion of Marimba’s sales operation in the United Kingdom and telemarketing expenses. From 1999 to 2000, the increase in sales and marketing expenses was due primarily to growth in our sales and marketing organizations, an increase in sales commissions as sales increased, an increase in the number of regional sales offices and expansion of our marketing programs. Over the long term, we expect to continue to invest heavily in sales and marketing in order to grow revenues and expand our brand awareness.

General and Administrative.    General and administrative expenses consist primarily of:

•	costs of our finance, human resources and legal services organizations;

•	insurance premiums and third-party legal and other professional services fees; and

•	an allocation of our facilities and depreciation expenses.

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

        Deferred Compensation.    We recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, we granted options to purchase common stock in April 1999 for which we recorded additional deferred compensation of approximately $2.1 million. In 2000, we recorded deferred compensation of approximately $1.0 million (net of reduction of $1.6 million due to forfeited stock options and repurchased shares), which represented the intrinsic value of certain stock awards. In 2001, we recorded deferred compensation of approximately $21,000 (net of reduction of $2.4 million due to forfeited stock options and repurchased shares), which represented the intrinsic value of certain stock awards. Deferred compensation is being amortized over the vesting periods of the options and stock on a graded vesting method. We amortized deferred compensation expense, net of gains resulting from the forfeiture of stock options and repurchase of shares due to employee departures, of $361,000, $809,000 and $1.4 million for fiscal years 2001, 2000 and 1999, respectively. This compensation expense relates to options awarded to individuals in all operating expense categories, and with respect to 2000 and 2001 only, to restricted shares granted to certain executives. The amortization of deferred compensation is expected to approximate $1.2 million in 2002 and $270,000 in 2003. We have restated our financial statements for 2001 and 2000 to adjust amortization of deferred compensation to reflect the figures set forth above. See Note 11 of the Consolidated Financial Statements included in Item 8.

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

Provision for Income Taxes

Marimba’s provision for income taxes for the years ended December 31, 2001 and 2000, consists of state income and franchise taxes and foreign taxes. For the year ended December 31, 1999 our provision for income taxes is comprised entirely of foreign taxes. No provision for Federal taxes has been recorded, because we have experienced operating losses from inception through 2001.

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

Marimba’s contractual obligations consist of noncancellable operating lease agreements. As of December 31, 2001, future minimum lease payments under noncancellable operating leases for the period 2002 through 2005 are expected to be approximately $6.5 million, as presented in the table below:

Operating Leases
(in thousands)
Year ending December 31:
2002	$1,855
2003	1,934
2004	1,960
2005	728

Total minimum lease payments	$6,477

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

Related Party Transactions

In July 2000, Marimba provided a loan facility of up to $1,000,000 to one of its executive officers to assist him in paying withholding taxes incurred upon the purchase of restricted stock. The note bore interest at the rate of 6.6%, had an outstanding principal amount of $751,093 and became due and payable in full on October 9, 2001, which was three months from the executive officer’s employment termination date with Marimba on July 9, 2001. No amounts were drawn in 2000. The outstanding principal amount due under the note was repaid by the executive officer on October 10, 2001.

In September 2001, Marimba executed a software license agreement in the amount of $443,000 with a customer, whose chief executive officer is a member of Marimba’s board of directors. As of December 31, 2001, there were no amounts due.

Recent Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14 (“EITF 00-14”), “Accounting for Certain Sales Incentives”, effective for periods beginning after December 15, 2001. EITF 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. We expect to adopt EITF-00-14 during the first quarter of fiscal 2002, and we do not believe that it will have a material effect on our operating results or financial position.

In June 2001, the EITF issued EITF Issue No. 00-25 (“EITF 00-25”), “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, effective for periods beginning after December 15, 2001. EITF 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements. We expect to adopt EITF-00-25 during the first quarter of fiscal 2002, and we do not believe that it will have a material effect on our operating results or financial position.

In September 2001, the EITF issued EITF Issue No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF 00-14, EITF 00-25 and EITF 00-22, “Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future”. Marimba is currently assessing the impact of the adoption of these issues on our financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). FAS 141 establishes new standards for accounting and reporting business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that FAS 141 will have a material effect on our operating results or financial positions.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, which supersedes Accounting Principles Board Opinion No. 17 (“APB 17”), “Intangible Assets”. FAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material effect on our operating results or financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121 (“FAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations” for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We plan to adopt FAS 144 as of January 1, 2002 and expect that the adoption of the Statement will have an insignificant impact on our financial position or results of operations.

In November 2001, the FASB issued a Staff Announcement, Topic D-103, which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations for financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. Marimba currently records reimbursement of “out-of-pocket” expenses in cost of services. Effective January 1, 2002, we will apply this Announcement. The announcement will have no impact on gross profit or net loss, but will increase services revenue and cost of services revenue.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part I of this Form 10-K/A.

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

We Have Incurred Losses and May Incur Future Losses

Our failure to significantly increase our revenues would seriously harm our business and operating results. There is no assurance that we will reach sustained profitability. As of December 31, 2001, we had an accumulated deficit of approximately $39.1 million. We expect over the long term to increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to increase our quarterly revenues to offset these increasing expenses and return to profitability. We may not be able to sustain our historical revenue levels. In fact, we may not have any revenue growth, and our revenues could decline.

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

Our strategy requires our Desktop/Mobile Management products to be highly scalable — in other words, able to rapidly increase deployment size from a limited number of end-users to a very large number of end-users. If we are unable to achieve this level of scalability, the attractiveness of our products and services would be diminished.

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

We Have a Long Sales Cycle that Depends upon Factors Outside Our Control

A customer’s decision to license our products typically involves a significant commitment of resources and is influenced by the customer’s budget cycles. In addition, selling our products requires us to educate potential customers on our product’s use and benefits. As a result, our products have a long sales cycle which can take over six months. We face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant capital expenditures. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to test our products before they decide whether to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

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

We Are Involved in Patent Infringement Litigation and May Be Found to Infringe Proprietary Rights of Others

We are a defendant in the patent infringement litigation described in Part II, Item 1—“Legal Proceedings” of this report. We intend to defend this litigation vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Our defense of this litigation, regardless of the merits of the complaint, has been, and will likely continue to be, time-consuming, costly and a diversion for Marimba’s technical and management personnel. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

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

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARIMBA, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Marimba, Inc.

We have audited the accompanying consolidated balance sheets of Marimba, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 11, the financial statements for the years ended December 31, 2001 and 2000 have been restated.

San Francisco, California January 10, 2002, except for Note 11, as to which the date is November 8, 2002	/s/ ERNST & YOUNG LLP

MARIMBA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	December 31,
	2001	2000
	Restated
ASSETS

Current assets:
Cash and cash equivalents	$26,141	$33,122
Short-term investments	16,249	31,407
Accounts receivable, net of allowances of $2,358 and $2,223 at December 31, 2001 and 2000	7,791	12,500
Prepaid expenses and other current assets	1,164	1,599

Total current assets	51,345	78,628

Property and equipment, net	3,900	4,274
Long-term investments	18,246	4,146
Other assets	360	360

	$73,851	$87,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,378	$2,881
Accrued compensation	3,408	4,055
Deferred revenue	10,558	13,516

Total current liabilities	16,344	20,452

Long-term liabilities	265	153

Commitments and contingencies

Preferred stock; $.0001 par value, 10,000 shares authorized, no shares designated, issued and outstanding	—	—
Stockholders’ equity:
Common stock; $.0001 par value, 80,000 shares authorized, 24,142 and 23,585 shares issued and outstanding at December 31, 2001 and 2000, respectively	2	2
Additional paid-in capital (*)	97,765	96,329
Deferred compensation	(1,542)	(1,882)
Accumulated other comprehensive income (loss)	141	(9)
Accumulated deficit (*)	(39,124)	(27,637)

Stockholders’ equity	57,242	66,803

	$73,851	$87,408

*	See Note 11.

See accompanying notes.

MARIMBA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
	Restated	Restated
Revenues:
License	$27,801	$31,329	$23,637
Service	16,229	12,718	7,776

Total revenues	44,030	44,047	31,413

Cost of revenues:
License	595	681	402
Service	5,940	4,256	3,036

Total cost of revenues	6,535	4,937	3,438

Gross profit	37,495	39,110	27,975

Operating expenses:
Research and development	10,508	11,114	8,497
Sales and marketing	31,965	27,758	19,625
General and administrative	7,934	12,570	5,066
Restructuring costs	789	—	—
Amortization of deferred compensation (*)	361	809	1,410

Total operating expenses (*)	51,557	52,251	34,598

Loss from operations (*)	(14,062)	(13,141)	(6,623)
Interest income	2,817	4,562	2,536
Interest and other expenses	(43)	(21)	(30)

Loss before income taxes (*)	(11,288)	(8,600)	(4,117)
Provision for income taxes	199	179	97

Net loss (*)	$(11,487)	$(8,779)	$(4,214)

Basic and diluted net loss per share (*)	$(.48)	$(.38)	$(.22)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	23,943	23,200	19,029

*	See Note 11.

See accompanying notes.

MARIMBA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
(in thousands)

	Common Stock		Additional Paid-in Capital	Note Receivable From Officer	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Net Capital Deficiency)	Comprehensive Income (Loss)
	Shares	Amount
			Restated				Restated
Balances at January 1, 1999	13,053	$1	$2,182	$(160)	$(1,116)	$(6)	$(14,644)	$(13,743)

Sale of common stock in initial public offering, net	3,736	—	68,075	—	—	—	—	68,075
Conversion of Series A and Series B redeemable preferred stock to common stock	5,753	1	18,952	—	—	—	—	18,953
Issuance of common stock upon exercise of stock options and warrant	632	—	1,561	—	—	—	—	1,561
Issuance of common stock under employee stock purchase plan	42	—	719	—	—	—	—	719
Repurchases of common stock	(70)	—	(27)	—	—	—	—	(27)
Translation adjustment	—	—	—	—	—	(16)	—	(16)	$(16)
Repayment of note receivable from an officer	—	—	—	160	—	—	—	160
Unrealized loss on investments	—	—	—	—	—	(239)	—	(239)	(239)
Deferred compensation	—	—	1,974	—	(1,974)	—	—	—
Amortization of deferred compensation	—	—	—	—	1,410	—	—	1,410
Net loss	—	—	—	—	—	—	(4,214)	(4,214)	(4,214)

Balances at December 31, 1999	23,146	2	93,436	—	(1,680)	(261)	(18,858)	72,639	$(4,469)

Issuance of common stock upon exercise of stock options	459	—	1,099	—	—	—	—	1,099
Issuance of common stock under employee stock purchase plan	89	—	924	—	—	—	—	924
Repurchases of common stock	(109)	—	(141)	—	—	—	—	(141)
Translation adjustment	—	—	—	—	—	(20)	—	(20)	$(20)
Unrealized gain on investments	—	—	—	—	—	272	—	272	272
Deferred compensation, net of cancellation adjustment	—	—	1,011	—	(1,011)	—	—	—
Amortization of deferred compensation (*)	—	—	—	—	809	—	—	809
Net loss (*)	—	—	—	—	—	—	(8,779)	(8,779)	(8,779)

Balances at December 31, 2000 (*)	23,585	2	96,329	—	(1,882)	(9)	(27,637)	66,803	$(8,527)

Issuance of common stock upon exercise of stock options	323	—	594	—	—	—	—	594
Issuance of common stock under employee stock purchase plan	338	—	715	—	—	—	—	715
Issuance of stock option for services		—	120	—	—	—	—	120
Repurchases of common stock	(104)	—	(14)	—	—	—	—	(14)
Deferred compensation, net of cancellation adjustment	—	—	21	—	(21)	—	—	—
Translation adjustment	—	—	—	—	—	(9)	—	(9)	$(9)
Unrealized gain on investments	—	—	—	—	—	159	—	159	159
Amortization of deferred compensation (*)	—	—	—	—	361	—	—	361
Net loss	—	—	—	—	—	—	(11,487)	(11,487)	(11,487)

Balances at December 31, 2001 (*)	24,142	$2	$97,765	$—	$(1,542)	$141	$(39,124)	$57,242	$(11,337)

*	See Note 11.

MARIMBA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
	Restated	Restated
Operating activities:
Net loss (*)	$(11,487)	$(8,779)	$(4,214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,096	1,599	1,233
Amortization of deferred compensation (*)	361	809	1,410
Issuance of stock option for services	120	—	—
Loss on disposal of property and equipment	64	49	—
Effect of exchange rate	(9)	(20)	(16)
Changes in operating assets and liabilities:
Accounts receivable, net	856	(5,101)	(4,814)
Prepaid expenses and other current assets	435	(514)	322
Other assets	—	(324)	262
Accounts payable and accrued liabilities	(503)	(262)	1,747
Accrued compensation	(647)	776	1,575
Deferred revenue	(2,958)	2,197	5,800
Other liabilities	112	105	13

Net cash provided by (used in) operating activities	(11,560)	(9,465)	3,318

Investing activities:
Capital expenditures, net	(1,786)	(2,966)	(1,441)
Purchases of investments	(63,820)	(31,592)	(65,863)
Proceeds from matured investments	65,037	53,060	13,000

Net cash provided by (used in) investing activities	(569)	18,502	(54,304)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	1,295	1,883	2,253
Proceeds from sale of common stock in initial public offering, net	—	—	68,075
Repayment of note receivable from officer	—	—	160
Proceeds from transfer of financial assets	3,853	—	—
Principal payments under capital lease obligations	—	(60)	(939)

Net cash provided by financing activities	5,148	1,823	69,549

Net increase (decrease) in cash and cash equivalents	(6,981)	10,859	18,563
Cash and cash equivalents at beginning of year	33,122	22,263	3,700

Cash and cash equivalents at end of year	$26,141	$33,122	$22,263

Supplemental disclosure of cash flow information:
Interest paid	$4	$1	$30

Income taxes paid	$199	$179	$97

Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable preferred stock to common stock	$—	$—	$18,953

Deferred compensation, net of cancellation adjustment (*)	$21	$1,011	$1,974

*	See Note 11.
See accompanying notes.

MARIMBA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Presentation

Marimba was incorporated in Delaware on February 21, 1996. Marimba develops, markets and supports end-to-end change and configuration management software solutions. Marimba’s Desktop/Mobile Management, Server Management and Embedded Management product families provide an efficient and reliable way for enterprises to distribute, update and manage applications and related data to desktops, laptops, servers and devices. Marimba’s products help customers reduce their total cost of ownership and improve quality of service by streamlining the distribution and management of software applications and content. Marimba markets its products worldwide through a combination of a direct sales force, resellers and OEM partners.

The consolidated financial statements include the accounts of Marimba and its wholly-owned subsidiary in the United Kingdom. Intercompany accounts and transactions have been eliminated in consolidation.

Marimba has incurred operating losses to date and had an accumulated deficit of $39.1 million at December 31, 2001. Marimba’s activities have been primarily financed through its initial public offering of common stock and earlier private placements of equity securities. If Marimba is ultimately unable to achieve profitability and positive cash flows from operations, it may need to raise additional capital through the issuance of debt or equity securities. Such financing may not be available on terms satisfactory to Marimba, if at all.

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

Research and Development

Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility, which, for Marimba, is established upon completion of a working model. To date, costs incurred by Marimba between completion of the working model and the point at which the product is ready for general release have been insignificant and charged to expense as incurred.

Advertising

Marimba expenses advertising costs as incurred. Advertising expense was $819,000, $1.2 million and $562,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Cash, Cash Equivalents and Investments

Cash equivalents consist of financial instruments, which are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Marimba’s cash and cash equivalents as of December 31, 2001 and 2000 consist primarily of commercial paper, corporate and municipal bonds, and demand deposits and money market funds held by large financial institutions in the United States. The carrying value of cash and cash equivalents approximates fair value at December 31, 2001 and 2000.

Marimba classifies, at the date of acquisition, its marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are reported at fair market value with the related unrealized gains and losses included in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income. Interest and dividends on all securities are included in interest income. Investments with remaining maturities of less than one year are considered short-term investments. Investments with remaining maturities longer than one year are considered long-term investments. All investments classified as long-term mature during 2003.

Available-for-sale investments are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2001:	(in thousands)
Corporate notes	$22,540	$182	$(15)	$22,707
Market auction rate preferred stock	1,150	—	—	1,150
Debt securities from U.S. Government and government agencies	10,613	25	—	10,638

Total investments	$34,303	$207	$(15)	$34,495

Short-term investments	$16,204	$46	$(1)	$16,249
Long-term investments	18,099	161	(14)	18,246

Total investments	$34,303	$207	$(15)	$34,495

December 31, 2000:
Corporate notes	$26,355	$20	$(10)	$26,365
Debt securities from U.S. Government and government agencies	9,165	32	(9)	9,188

Total investments	$35,520	$52	$(19)	$35,553

Short-term investments	$31,420	$6	$(19)	$31,407
Long-term investments	4,100	46	—	4,146

Total investments	$35,520	$52	$(19)	$35,553

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

Income taxes

Marimba accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes.” Under the asset and liability method, a current tax asset or liability is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Marimba has recorded a full valuation allowance as of December 31, 2001, because we believe it is more likely than not that our deferred tax assets will not be realized in the foreseeable future.

Accounting for Stock-Based Compensation

Marimba has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock options because, as discussed in Note 6, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation”, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of Marimba’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See the pro forma disclosures of applying FAS 123 included in Note 6.

        Stock options issued to non-employees are accounted for in accordance with FAS 123 and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction With Selling, Goods or Services.”

Concentrations of Credit Risk and Other Risks

Financial instruments that subject Marimba to credit risk consist primarily of uninsured cash, cash equivalents and short-term and long-term investment balances held at commercial banks and institutions primarily in the United States and trade receivables from Marimba’s customers. Marimba sells to customers in many different industries. Marimba performs ongoing credit evaluations of customers, but does not generally require collateral. We grant credit terms to most customers ranging from 30 to 90 days, however in some instances Marimba may provide longer payment terms. During the years ended December 31, 2001, 2000 and 1999, Marimba added approximately $171,000, $2.1 million and $36,000, respectively, to its bad debt reserves. Total write-offs of uncollectible accounts were $326,000, $0 and $2,000 in those periods. During fiscal 2000, Marimba established a sales return allowance reserve. During the years ended December 31, 2001 and 2000, $290,000 and $237,000, respectively, was added to this reserve.

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

Net Loss Per Share

Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128 (“FAS 128”), “Earnings Per Share”, for all periods presented. In accordance with FAS 128, basic and diluted net loss per share have been computed by dividing the net loss by weighted-average shares of common stock outstanding during the periods, less weighted average shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
	Restated	Restated
Net loss (*)	$(11,487)	$(8,779)	$(4,214)

Basic and diluted:
Weighted-average shares of common stock outstanding	24,012	23,391	19,855
Less weighted-average shares subject to repurchase	(69)	(191)	(826)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	23,943	23,200	19,029

Basic and diluted net loss per share (*)	$(.48)	$(.38)	$(.22)

*	See Note 11.

Marimba has excluded all outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. Weighted-average options outstanding to purchase 6,220,000, 4,714,000, and 2,861,000 shares of common stock for the years ended December 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Accumulated Other Comprehensive Income (Loss)

As of January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130 (“FAS 130”), “Reporting Comprehensive Income.” FAS 130 established rules for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity such as foreign currency translation adjustment and unrealized gains and losses that have historically been excluded from net income and reflected instead in equity.

As of December 31, the components of accumulated other comprehensive income (loss) reflected in the Statement of Stockholders’ Equity (Net Capital Deficiency) were as follows:

	2001	2000	1999
	(in thousands)
Unrealized gain (loss) on available-for-sale securities	$192	$33	$(239)
Foreign currency translation adjustment	(51)	(42)	(22)

Accumulated other comprehensive income (loss)	$141	$(9)	$(261)

Recent Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14 (“EITF 00-14”), “Accounting for Certain Sales Incentives”, effective for periods beginning after December 15, 2001. EITF 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. We expect to adopt EITF 00-14 during the first quarter of fiscal 2002, and we do not believe that it will have a material effect on our operating results or financial positions.

        In June 2001, the EITF issued EITF Issue No. 00-25 (“EITF 00-25”), “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, effective for periods beginning after December 15, 2001. EITF 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements. We expect to adopt EITF 00-25 during the first quarter of fiscal 2002, and we do not believe that it will have a material effect on our operating results or financial positions.

In September 2001, the EITF issued EITF Issue No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF 00-14, EITF 00-25 and EITF 00-22, “Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future”. Marimba is currently assessing the impact of the adoption of these issues on our financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). FAS 141 establishes new standards for accounting and reporting business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that FAS 141 will have a material effect on our operating results or financial positions.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, which supersedes Accounting Principles Board Opinion No. 17 (“APB 17”), “Intangible Assets”. FAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material effect on our operating results or financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121 (“FAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations” for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We plan to adopt FAS 144 as of January 1, 2002 and expect that the adoption of the Statement will have an insignificant impact on our financial position or results of operations.

In November 2001, the FASB issued a Staff Announcement, Topic D-103, which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations for financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. Marimba currently records reimbursement of “out-of-pocket” expenses in cost of services. Effective January 1, 2002, we will apply this Announcement. The Announcement will have no impact on gross profit or net loss, but will increase services revenue and cost of services revenue.

2.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2001	2000
	(in thousands)
Furniture and equipment	$1,585	$746
Computer equipment	5,819	5,152
Purchased software	1,321	1,353
Leasehold improvements	1,141	1,061

	9,866	8,312
Accumulated depreciation	(5,966)	(4,038)

Property and equipment, net	$3,900	$4,274

3.    Commitments

Marimba’s contractual obligations consist of noncancellable operating lease agreements. As of December 31, 2001, future minimum lease payments under noncancelable operating leases are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2002	$1,855
2003	1,934
2004	1,960
2005	728

Total minimum lease payments	$6,477

Marimba’s headquarters facility lease expires in April 2005. Rent expense under operating leases totaled approximately, $3.1 million, $2.4 million and $1.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

4.    Deferred Compensation

Marimba recorded deferred compensation of approximately $1.4 million in 1998, representing the difference between the exercise prices of options granted to acquire 940,500 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. In addition, Marimba granted options to purchase common stock in April 1999 for which Marimba recorded additional deferred compensation of approximately $2.1 million. In 2000, Marimba recorded deferred compensation of approximately $1.0 million (net of reduction of $1.6 million due to forfeited stock options and repurchased shares), which represented the intrinsic value of certain stock awards. In 2001, Marimba recorded deferred compensation of approximately $21,000 (net of reduction of $2.4 million due to forfeited stock options and repurchased shares), which represented the intrinsic value of certain stock awards. Deferred compensation is being amortized over the vesting periods of the options and stock on a graded vesting method. Marimba amortized deferred compensation expense, net of gains resulting from the forfeiture of stock options and repurchase of shares due to employee departures, of $361,000, $809,000 and $1.4 million for fiscal years 2001, 2000 and 1999, respectively. This compensation expense relates to options awarded to individuals in all operating expense categories, and with respect to 2000 and 2001 only, to restricted shares granted to certain executives. The amortization of deferred compensation, assuming no further reductions due to cancelled shares, is expected to be approximately $1.4 million in 2002 and $270,000 in 2003. Marimba has restated its financial statements for 2001 and 2000 to adjust amortization of deferred compensation to reflect the figures set forth above. See Note 11.

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

5.    Stockholders’ Equity

In 1999, Marimba sold 3,736,000 shares of common stock in an underwritten public offering for net proceeds of approximately $68.1 million, after offering expenses. Simultaneously with the closing of the public offering, all 5,753,566 shares of Marimba’s preferred stock were converted to common stock on a one-for-one basis. Additionally, a warrant to purchase 16,865 shares of Series A convertible preferred stock was converted to a warrant to purchase the same number of shares of common stock. In December 1999, the warrant was exercised.

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

Marimba has reserved shares of common stock for future issuance as follows:

December 31, 2001
(in thousands)
Exercise of options	10,530
Issuance of common stock under the 1999 ESPP	494

Total	11,024

Preferred Stock

Marimba’s Board of Directors has the authority to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and related restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of the series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

6.    Stock Option and Other Employee Benefit Plans

1996 Stock Option Plan

In November 1996, the Board of Directors adopted the 1996 Stock Plan (the “1996 Plan”) for issuance of common stock to eligible participants. A total of 6,474,603 shares of common stock were reserved for issuance to eligible participants under the 1996 Plan. Effective in April 1999 (concurrently with Marimba’s initial public offering), Marimba ceased granting awards under the 1996 Plan. Incentive stock options and nonstatutory stock options could be granted under the 1996 Plan at prices not less than 100% and 85% of the fair value on the date of grant. Options granted under the 1996 Plan expire after 10 years. Options under the plan are immediately exercisable; however, shares issued are subject to Marimba’s right to repurchase such shares at the original issuance price, which right lapses in a series of installments measured from the vesting commencement date of the option. As of December 31, 2001, 20,100 shares were subject to repurchase. Options generally vest and the repurchase rights lapse ratably over a period of three or four years from the date of grant.

1999 Omnibus Equity Incentive Plan

In March 1999, stockholders approved the adoption of Marimba’s 1999 Omnibus Equity Incentive Plan (the “1999 Omnibus Plan”), and a total of 1,250,000 shares of common stock were originally reserved for issuance to eligible participants under the 1999 Omnibus Plan. As of January 1st of each plan year, annual increases to the share reserve are equal to the lesser of 1,250,000 shares or 4% of the outstanding common stock of Marimba on such date. Effective in September 2001, the stockholders approved an amendment to the 1999 Omnibus Plan which increased the number of shares reserved for issuance under the 1999 Omnibus Plan by the number of shares that are available for issuance under the Company’s 1996 Stock Plan, up to a maximum of 2,103,973 shares. A total of 2,175,810 shares of common stock were reserved for issuance under the 1999 Omnibus Plan as of December 31, 2001, and an additional 965,658 shares of common stock were added to the reserve on January 1, 2002. The types of awards that may be made under the 1999 Omnibus Plan to eligible participants are options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. The exercise price for incentive stock options may not be less than 100% of the fair market value of Marimba’s common stock on the date of grant (and 85% for nonstatutory options). In the event of a change in control of Marimba, an option or award under the 1999 Omnibus Plan will become fully exercisable and fully vested if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under the 1999 Omnibus Plan.

2000 Supplemental Stock Plan

In March 2000, the Board of Directors adopted the 2000 Supplemental Stock Plan (the “2000 Plan”). A total of 3,500,000 shares of common stock have been reserved for issuance to eligible participants under the 2000 Plan, and officers and directors of Marimba are not eligible to participate in the 2000 Plan. The types of awards that may be made under the 2000 Plan are nonstatutory options to purchase shares of common stock and restricted shares. The exercise price for nonstatutory options may not be less than 85% of the fair market value of Marimba’s common stock on the date of grant. In the event of a change in control of Marimba, an option or award under the 2000 Plan will become fully exercisable and fully vested if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under the 2000 Plan.

In 2001, Marimba issued 900,000 restricted shares under the 1999 Omnibus Plan (and repurchased 75,000 of such shares) and issued 100,000 restricted shares under the 2000 Plan.

1999 Non-Employee Directors Option Plan

In March 1999, stockholders approved the adoption of Marimba’s Non-Employee Directors Option Plan (the “Directors Plan”), and a total of 150,000 shares of common stock were originally reserved for issuance under the Directors Plan. As of January 1st of each plan year, the number of shares reserved for issuance is increased automatically to restore the total number of shares available under the Directors Plan to 150,000 shares. An additional 85,000 and 37,500 shares of common stock were added to the reserve on January 1, 2002 and 2001, respectively. Under the Directors Plan, each non-employee director who became a member of the Board of Directors before 1999 received a fully-vested option to purchase 7,500 shares of the Company’s common stock on the effective date of the Company’s initial public offering; the exercise price per share of these options was the initial price offered to the public in the Company’s initial public offering. Between the Company’s IPO and September 5, 2001, each non-employee director who first became a member of the Board of Directors after the date of the Company’s initial public offering received a fully-vested option to purchase 15,000 shares of the Company’s common stock on the date such individual joined the Board, and at each annual meeting of stockholders of the Company, each individual who was a non-employee director after each such annual meeting during the period received an additional fully vested option to purchase 7,500 shares of common stock. Pursuant to an amendment to the Directors Plan approved by the stockholders in September 2001: (i) each non-employee director who first commences service on or after September 6, 2001 (the date of the Company’s 2001 annual stockholder meeting) will be automatically granted an option to purchase 30,000 shares upon becoming a director; (ii) each incumbent non-employee director will be automatically granted an option to purchase 10,000 shares at the date of each annual stockholders meeting beginning with the meeting in 2001 if the director is serving on the Board of Directors at the time of such meeting (except that any non-employee director who was first appointed to the Board of Directors between July 19, 2001 and September 5, 2001 was granted, on the date of the 2001 annual stockholders meeting, an option to purchase 15,000 shares); and (iii) each incumbent non-employee director who is a member of a committee of the Board will automatically be granted an option to purchase 2,500 shares for each committee on which the director is serving. Each of the options granted under the Directors Plan on or after September 6, 2001 will be subject to vesting restrictions. Each director who receives an initial option grant under the Directors Plan will first be eligible to receive an annual option grant in the calendar year that is two years after the calendar year in which the director received the initial option grant. Unless otherwise specified above, the exercise price for each option grant will be equal to the fair market value per share of common stock on the option grant date.

Stock Option Exchange

During the period from April 27 to July 23, 2001, Marimba offered a voluntary stock option exchange program to its employees, and a total of 1,369,500 shares of the Marimba’s common stock were accepted for exchange under the program. Members of our Board of Directors and our executive officers, however, were not eligible to participate in the program. Under the program, Marimba employees were given the opportunity, if they so chose, to cancel outstanding stock options previously granted to them at an exercise price of at least $7.50 per share, in exchange for new options to be granted no earlier than six months and one day after July 23, 2001; provided, however, that options granted on or after January 23, 2001 (even if they had an exercise price under $7.50 per share) had also to be exchanged if the option holder chose to exchange one or more options granted prior to January 23, 2001 at an exercise price of at least $7.50 per share. The number of shares subject to the new options were determined by applying an exchange ratio in the range of 1:1 to 1:2 (i.e., one new option share for every two canceled option shares) based on the exercise price of the canceled option. On January 25, 2002, new options to purchase a total 829,452 shares of Marimba’s common stock were granted under the 2000 Plan in exchanged for the canceled options accepted for exchange under the program. The exercise price of these new options is $3.10 per share, the closing price of Marimba’s common stock on the Nasdaq National Market on the date of grant. The exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and is expected not to result in any additional compensation charges or variable plan accounting.

Non-Plan Grant

In March 2001, the Board of Directors approved a 400,000 share option grant to an employee outside of any of Marimba’s stock option plans. The option will become exercisable in a series of forty-eight (48) successive equal monthly installments upon completion of each month of continuous service by the employee with the Company from February 5, 2001. The options have a maximum term of ten years measured from the date of grant and are exercisable at $4.3125 per share, which is equal to the market price of Marimba’s shares on the date of grant.

A summary of Marimba’s stock option activity for all of its option plans and other option grants is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at January 1, 1999	1,229,773	2,192,568	$3.16
Authorized	1,400,000
Granted	(2,252,750)	2,252,750	20.59
Exercised	—	(615,171)	2.49
Repurchased	70,309	—	—
Canceled	367,352	(367,352)	10.75

Balance at December 31, 1999	814,684	3,462,795	13.84
Authorized	5,440,810
Granted	(5,979,392)	5,979,392	17.41
Exercised	—	(458,964)	2.40
Repurchased	108,546	—	—
Canceled	2,383,870	(2,383,870)	19.00

Balance at December 31, 2000	2,768,518	6,599,353	16.01
Authorized	1,380,879
Granted	(4,614,250)	4,614,250	2.83
Exercised	—	(322,574)	1.84
Repurchased	103,693	—	—
Canceled	4,599,805	(4,599,805)	17.42

Balance at December 31, 2001	4,238,645	6,291,224	$5.77

The following table details outstanding and exercisable options as of December 31, 2001:

	Outstanding			Exercisable
Range of Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$.0001–$2.00	1,140,911	9.45	$.21	36,177	$1.36
2.45 – 3.50	1,977,046	9.38	2.56	205,125	2.92
4.31 – 5.25	2,120,917	8.99	4.80	690,776	4.95
7.63 –10.00	327,500	8.82	7.82	39,187	9.11
13.00 –18.06	359,600	8.25	15.34	204,976	15.52
20.00 –29.00	92,250	7.66	22.19	58,477	21.45
31.38 –46.00	273,000	8.11	41.42	126,007	41.11

Total	6,291,224	9.09	$5.77	1,360,725	$10.32

As of December 31, 2001 and 2000, 758,353 and 217,048 options were vested and exercisable with weighted average exercise prices of $18.16 and $42.53 per share, respectively. No options were vested and exercisable at December 31, 1999.

1999 Employee Stock Purchase Plan

In March 1999, stockholders approved the adoption of Marimba’s 1999 employee stock purchase plan (the “1999 Purchase Plan”), and a total of 500,000 shares of common stock was originally reserved for issuance under the Directors Plan. As of January 1st of each plan year, annual increases to the share reserve are to equal the lesser of 500,000 shares or 2% of the outstanding common stock of Marimba on such date. A total of 493,712 shares of common stock were reserved for issuance under the 1999 Purchase Plan as of December 31, 2001, and an additional 482,829 shares of common stock were added to the reserve on January 1, 2002. The 1999 Purchase Plan permits eligible employees to acquire shares of Marimba’s common stock through periodic payroll deductions of up to 10% of base cash compensation. No more than 1,500 shares may be purchased by each employee on any purchase date. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Marimba’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on April 30, 1999. A total of 338,076 shares at an average price of $2.12, 88,811 shares at a price of $10.41 and 42,306 shares at a price of $17.00 were issued under the 1999 Purchase Plan for the years ended December 31, 2001, 2000 and 1999, respectively.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

We utilize the intrinsic value-based method to account for all of our stock-based benefit plans. Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if Marimba had accounted for its employee stock-based benefit plans under the fair value method of that statement.

The fair value of each option granted through December 31, 2001 was estimated on the date of grant using the minimum value (before Marimba went public) or the Black-Scholes method. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because Marimba’s stock-based awards have characteristics significantly different from those in traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards. The fair value of Marimba’s stock-based awards was estimated using the following assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	4%	5%	6%
Expected life	3 years	3 years	3 years
Volatility	126%	140%	101%
Dividend yield	—	—	—

The weighted average fair value of options granted was $3.36 in 2001, $17.85 in 2000 and $20.59 in 1999.

The fair value of Marimba’s ESPP purchases was estimated using the following assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	4%	5%	6%
Expected life	2 years	2 years	2 years
Volatility	126%	140%	101%
Dividend yield	—	—	—

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

For purposes of pro forma disclosures, the estimated fair value at grant date for awards under all stock-based benefit plans is amortized to pro forma expense over the options vesting period using the graded vesting method. Pro forma information is as follows:

	Year Ended December 31,
	2001	2000	1999
	Restated	Restated
	(in thousands, except per share data)
Net loss:
As reported (*)	$(11,487)	$(8,779)	$(4,214)

Pro forma	$(13,450)	$(36,007)	$(10,532)

Basic and diluted net loss per share:
As reported (*)	$(.48)	$(.38)	$(.22)

Pro forma	$(.56)	$(1.55)	$(.55)

*	See Note 11.

The effects of applying FAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

7.    Income Taxes

Marimba’s provision for income taxes for the years ended December 31, 2001 and 2000, consists of state income and franchise taxes and foreign taxes. For the year ended December 31, 1999 the provision for income taxes is comprised entirely of foreign taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Marimba’s deferred tax assets are as follows:

	December 31,
	2001	2000
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,700	$7,900
Research credit carryforwards	1,500	1,300
Deferred revenue	1,300	1,800
Capitalized research and development costs	800	—
Other	2,900	3,600

Total deferred tax assets	19,200	14,600
Valuation allowance	(19,200)	(14,600)

Net deferred tax assets	$—	$—

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

Utilization of Marimba’s net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

8.    Legal Matters

Securities Litigation

Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company’s initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. Marimba and certain of its officers and directors are named in the complaints pursuant to Section 11 of the Securities Act of 1933, and one of such complaints includes a claim against the Company and such officers and directors under Section 10(b) of the Securities Exchange Act of 1934. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Marimba intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, liquidity, financial condition and results of operations.

Beck Systems, Inc. vs. Marimba, Inc.

On July 6, 2001, Beck Systems, Inc. filed a complaint against Marimba, Inc. and two of its customers in the United States District Court for the Northern District of Illinois (Beck Systems, Inc. v. Marimba, Inc. et al., Civil Action No. 01 C 5207), alleging infringement of two patents held by Beck Systems. Beck Systems alleges that Marimba’s infringement relates to the manufacture and marketing of Marimba’s desktop/mobile management and server management products. On August 29, 2001, Marimba filed its answer to Beck Systems’ complaint, denying any liability to Beck Systems, asserting various affirmative defenses, and seeking the court’s determination that the patents in suit are not infringed, are invalid, and/or are unenforceable. Marimba further requested the court for an award of attorneys’ fees, costs and expenses. The parties are currently engaged in discovery for this suit, and a trial date has not been set. Marimba intends to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have an adverse impact on our business, liquidity, financial condition and results of operations.

9.    Related Party Transactions

In July 2000, Marimba provided a loan facility of up to $1,000,000 to one of its executive officers to assist him in paying withholding taxes incurred upon the purchase of restricted stock. The note bore interest at the rate of 6.6%, had an outstanding principal amount of $751,093 and became due and payable in full on October 9, 2001, which was three months from the executive officer’s employment termination date with Marimba on July 9, 2001. No amounts were drawn in 2000. The outstanding principal amount due under the note was repaid by the executive officer on October 10, 2001.

In September 2001, Marimba executed a software license agreement in the amount of $443,000 with a customer, whose chief executive officer is a member of Marimba’s board of directors. As of December 31, 2001, there were no amounts due.

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

11.    Restatement of Financial Statements

Marimba restated its audited financial statements as of and for the year ended December 31, 2001 and as of and for the year ended December 31, 2000, as well as its unaudited financial statements for the eight quarters ended December 31, 2001. The restatements reduce previously reported amortization of deferred compensation by $1,865,000 for the year ended December 31, 2001 and $893,000 for the year ended December 31, 2000.

Marimba is restating these financial statements because it did not reverse amortization of deferred compensation upon the repurchase of unvested shares from certain executives who departed the company, and upon the forfeiture of certain unvested stock options held by employees who departed the company. Marimba had recorded deferred compensation with respect to the unvested shares because the shares were sold at a price per share less than the deemed fair market value of the shares for financial reporting purposes as of the date of issuance, and with respect to the stock options at issue because they were granted to employees at an exercise price per share that was less than the deemed fair market value of the underlying shares. The deferred compensation recorded with respect to these shares and stock options has been amortized over the respective vesting periods of the securities under the graded vesting method.

The effect on net loss and net loss per share of this restatement on previously reported consolidated financial statements for the years ended December 31, 2001 and 2000 is as follows:

	Year Ended December 31, 2001		Year Ended December 31, 2000
	As Reported	As Restated	As Reported	As Restated
Net loss	$(13,352)	$(11,487)	$(9,672)	$(8,779)
Basic and diluted net loss per share	(0.56)	(0.48)	(0.42)	(0.38)

Fiscal Year 2001 and Related Quarterly Periods (unaudited)

The following tables summarize the effects of the restatement on the Consolidated Statement of Operations for the four quarters and year ended December 31, 2001 (in thousands, except per share data):

	Qtr. Ended March 31, 2001	Qtr. Ended June 30, 2001	Qtr. Ended Sept. 30, 2001	Qtr. Ended Dec. 31, 2001	Year Ended Dec. 31, 2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statement of Operations
Revenues:
License	$6,983	$8,281	$5,880	$6,657	$27,801
Service	4,021	3,904	4,126	4,178	16,229

Total revenues	11,004	12,185	10,006	10,835	44,030

Cost of revenues:
License	123	137	148	187	595
Service	1,865	1,462	1,320	1,293	5,940

Total cost of revenues	1,988	1,599	1,468	1,480	6,535

Gross profit	9,016	10,586	8,538	9,355	37,495

Operating expenses:
Research and development	3,255	2,711	2,514	2,028	10,508
Sales and marketing	8,869	9,059	7,074	6,963	31,965
General and administrative	2,126	1,781	2,218	1,809	7,934
Amortization of deferred compensation	463	503	(1,076)	471	361

Total operating expenses	14,713	14,843	10,730	11,271	51,557

Loss from operations	(5,697)	(4,257)	(2,192)	(1,916)	(14,062)
Interest income and other expenses, net	1,031	651	597	495	2,774

Loss before income taxes	(4,666)	(3,606)	(1,595)	(1,421)	(11,288)
Provision for income taxes	20	87	30	62	199

Net loss	$(4,686)	$(3,693)	$(1,625)	$(1,483)	$(11,487)

Basic and diluted net loss per share	$(.20)	$(.15)	$(.07)	$(.06)	$(.48)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	23,584	23,858	23,965	24,069	23,943

Change to Statement of Operations
Amortization of deferred compensation (As Reported)	$592	$527	$572	$535	$2,226
Amortization of deferred compensation (Restated)	463	503	(1,076)	471	361

Change to amortization of deferred compensation	$(129)	$(24)	$(1,648)	$(64)	$(1,865)

The following tables summarize the effects of the restatement on the Condensed Consolidated Balance Sheet as of the end of each of the four quarters in the year ended as of December 31, 2001 (in thousands, except per share data):

	As of March 31, 2001	As of June 30, 2001	As of Sept. 30, 2001	As of Dec. 31, 2001
	(Restated)	(Restated)	(Restated)	(Restated)
Condensed Consolidated Balance Sheet
Total Assets	$80,221	$76,909	$73,845	$73,851

Total Liabilities:	$16,991	$16,397	$15,770	$16,609

Stockholders’ Equity
Common stock; $.0001 par value, 80,000 shares authorized, 24,142 and 23,585 shares issued and outstanding at December 31, 2001 and 2000, respectively	2	2	2	2
Additional paid-in capital	96,754	97,192	97,586	97,765
Deferred compensation	(1,290)	(728)	(2,076)	(1,542)
Accumulated other comprehensive income (loss)	87	62	204	141
Accumulated deficit	(32,323)	(36,016)	(37,641)	(39,124)

Total stockholders’ equity	63,230	60,512	58,075	57,242

Total Liabilities and Stockholders’ Equity	$80,221	$76,909	$73,845	$73,851

Change to Balance Sheet
Change to additional paid-in capital	$(1,023)	$(1,046)	$(2,695)	$(2,758)
Change to accumulated deficit	1,023	1,046	2,695	2,758

Fiscal Year 2000 and Related Quarterly Periods (unaudited)

The following tables summarize the effects of the restatement on the Consolidated Statement of Operations for the four quarters and year ended December 31, 2000 (in thousands, except per share data):

	Qtr. Ended March 31, 2000	Qtr. Ended June 30, 2000	Qtr. Ended Sept. 30, 2000	Qtr. Ended Dec. 31, 2000	Year Ended Dec. 31, 2000
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statement of Operations
Revenues:
License	$8,061	$9,163	$6,560	$7,545	$31,329
Service	2,506	2,953	3,548	3,711	12,718

Total revenues	10,567	12,116	10,108	11,256	44,047

Cost of revenues:
License	132	195	116	238	681
Service	892	922	1,064	1,379	4,256

Total cost of revenues	1,024	1,117	1,180	1,617	4,937

Gross profit	9,543	10,999	8,928	9,639	39,110

Operating expenses:
Research and development	2,542	2,476	2,856	3,240	11,114
Sales and marketing	6,914	6,710	6,987	7,147	27,758
General and administrative	1,346	1,475	7,691	2,058	12,570
Amortization of deferred compensation	43	114	482	169	809

Total operating expenses	10,845	10,775	18,016	12,614	52,251

Income (loss) from operations	(1,302)	224	(9,088)	(2,975)	(13,141)
Interest income and other expenses, net	1,055	1,150	1,205	1,132	4,541

Income (loss) before income taxes	(247)	1,374	(7,883)	(1,843)	(8,600)
Provision for income taxes	119	31	—	30	179

Net income (loss)	$(366)	$1,343	$(7,883)	$(1,873)	$(8,779)

Basic net income (loss) per share	$(.02)	$.06	$(.34)	$(.08)	$(.38)

Diluted net income (loss) per share	$(.02)	$.05	$(.34)	$(.08)	$(.38)

Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	22,996	23,149	23,266	23,391	23,200

Weighted-average shares of common stock outstanding used in computing diluted net income (loss) per share	22,996	24,739	23,266	23,391	23,200

Change to Statement of Operations
Amortization of deferred compensation (As Reported)	$336	$205	$585	$574	$1,701
Amortization of deferred compensation (Restated)	43	114	482	169	809

Change to amortization of deferred compensation	$(293)	$(91)	$(103)	$(405)	$(893)

The following tables summarize the effects of the restatement on the Condensed Consolidated Balance Sheet as of the end of each of the four quarters in the year ended as of December 31, 2000 (in thousands, except per share data):

	As of March 31, 2000	As of June 30, 2000	As of Sept. 30, 2000	As of Dec. 31, 2000
	(Restated)	(Restated)	(Restated)	(Restated)
Condensed Consolidated Balance Sheet
Total Assets	$91,608	$95,626	$91,298	$87,408

Total Liabilities:	$18,856	$20,611	$23,205	$20,605
Stockholders’ Equity
Common stock; $.0001 par value, 80,000 shares authorized, 24,142 and 23,585 shares issued and outstanding at December 31, 2001 and 2000, respectively	2	2	2	2
Additional paid-in capital	93,353	94,013	94,262	96,329
Deferred compensation	(1,088)	(883)	(298)	(1,882)
Accumulated other comprehensive income (loss)	(291)	(236)	(109)	(9)
Accumulated deficit	(19,224)	(17,881)	(25,764)	(27,637)

Total stockholders’ equity	72,752	75,015	68,093	66,803

Total Liabilities and Stockholders’ Equity	$91,608	$95,626	$91,298	$87,408

Change to Balance Sheet
Change to additional paid-in capital	$(292)	$(384)	$(488)	$(893)
Change to accumulated deficit	292	384	488	893

For the three, six and nine months ended September 30, 2001, amortization of deferred compensation was $463,000, $966,000 and ($110,000), respectively, as compared to $43,000, $157,000 and $639,000 for the corresponding periods in 2000 and $178,000, $629,000 and $1.0 million for the corresponding periods in 1999.

PART IV.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements

See the Consolidated Financial Statements and Supplementary Data beginning on page 19 of this Form 10-K/A.

(2)    Financial Statement Schedules

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(3)    Exhibits required by Item 601 of Regulation S-K.

See Exhibit Index of this Form 10-K/A for the exhibits filed as part of or incorporated by reference into this Form 10-K/A.

(b)    Reports on Form 8-K

During the quarter ended December 31, 2001, the Company did not file any reports on Form 8-K.

(c)    See Exhibit Index of this Form 10-K for the exhibits filed as part of or incorporated by reference into this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIMBA, INC.

Date: November 12, 2002	By:	/s/ Andrew Chmyz
Andrew Chmyz
Acting Vice President, Finance and
Chief Financial Officer

CERTIFICATIONS

I, Richard C. Wyckoff, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Marimba, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 12, 2002	By:	/s/ Richard C. Wyckoff
Richard C. Wyckoff
President and Chief Executive Officer
(Principal Executive Officer)

I, Andrew Chmyz, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Marimba, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 12, 2002	By:	/s/ Andrew Chmyz
Andrew Chmyz
Acting Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1		Third Amended and Restated Certificate of Incorporation of the Registrant—incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-72353).

3.2
Amended and Restated Bylaws of the Registrant—incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on March 28, 2001.

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2		Form of Registrant’s Common Stock certificate—incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-72353).

10.1
Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers—incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-72353).

10.2
1999 Omnibus Equity Incentive Plan and forms of agreements thereunder, as amended to date—incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 filed with the Commission on November 1, 2001.

10.3
1999 Employee Stock Purchase Plan, as amended to date—incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on March 28, 2001.

10.4	**	International Employee Stock Purchase Plan, as amended to date.

10.5
1999 Non-Employee Directors Option Plan, as amended to date—incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 filed with the Commission on November 1, 2001.

10.6
Lease between ilicon, Inc. and Registrant dated February 27, 2000—incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 file with the Commission on March 27, 2000.

10.7
Non-Recourse Receivables Purchase Agreement between Silicon Valley Bank and the Company dated as of June 25, 2001—incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 filed with the Commission on August 6, 2001.

21.1	**	List of Subsidiaries of the Registrant.

23.1	*	Consent of Ernst & Young LLP, Independent Auditors.

99.1	*	Certification of Chief Executive Officer and President.

99.2	*	Certification of Acting Vice President, Finance and Chief Financial Officer.

*	Filed with this Form 10-K/A.

**	Filed with the Form 10-K on March 28, 2002.