Form 10-Q
period 2002-09-30
MARIMBA INC
filed 2002-11-12
CIK 1078295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2002 was 25,147,997.

MARIMBA, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MARIMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$14,962	$26,141
Short-term investments	22,234	16,249
Accounts receivable, net of allowances of $1,478 and $2,358, respectively	3,484	7,791
Prepaid expenses and other current assets	1,488	1,164

Total current assets	42,168	51,345
Property and equipment, net	2,682	3,900
Long-term investments	15,988	18,246
Intangible assets	1,620	—
Other assets	368	360

	$62,826	$73,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,686	$2,378
Accrued compensation	3,162	3,408
Deferred revenue	9,322	10,558

Total current liabilities	14,170	16,344
Long-term liabilities	287	265
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	98,709	97,765
Deferred compensation	(425)	(1,542)
Accumulated other comprehensive income	262	141
Accumulated deficit	(50,179)	(39,124)

Stockholders’ equity	48,369	57,242

	$62,826	$73,851

(*) The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

MARIMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues:
License	$4,202	$5,880	$13,220	$21,144
Service	4,370	4,126	12,451	12,051

Total revenues	8,572	10,006	25,671	33,195
Cost of revenues:
License	270	148	2,496	408
Service	1,566	1,320	4,429	4,647

Total cost of revenues	1,836	1,468	6,925	5,055

Gross profit	6,736	8,538	18,746	28,140
Operating expenses:
Research and development	1,834	2,514	5,934	8,480
Sales and marketing	5,774	7,074	19,225	25,002
General and administrative	1,189	2,218	4,629	6,125
Restructuring costs	200	—	200	789
Amortization of deferred compensation	(56)	(1,076)	1,004	(111)

Total operating expenses	8,941	10,730	30,992	40,285

Loss from operations	(2,205)	(2,192)	(12,246)	(12,145)
Interest income, net	386	597	1,209	2,279

Loss before income taxes	(1,819)	(1,595)	(11,037)	(9,866)
Provision for income taxes	5	30	18	138

Net loss	$(1,824)	$(1,625)	$(11,055)	$(10,004)

Basic and diluted net loss per share	$(.07)	$(.07)	$(.45)	$(.42)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	24,667	23,749	24,418	23,677

See accompanying notes.

MARIMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2002	2001
	(unaudited)
Operating activities:
Net loss	$(11,055)	$(10,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,437	1,578
Amortization of deferred compensation	1,004	(111)
Gain on disposal of property and equipment	(4)	—
Other	—	147
Changes in operating assets and liabilities:
Accounts receivable, net	4,307	3,019
Note receivable from officer	—	(782)
Prepaid expenses and other assets	(1,122)	263
Accounts payable and accrued liabilities	(692)	(630)
Accrued compensation	(246)	(1,330)
Long-term liabilities	22	94
Deferred revenue	(1,236)	(2,969)

Net cash used in operating activities	(7,585)	(10,725)

Investing activities:
Capital expenditures, net	(215)	(1,711)
Purchases of investments	(31,053)	(52,593)
Proceeds from matured investments	27,465	50,087

Net cash used in investing activities	(3,803)	(4,217)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	227	1,078
Proceeds from transfer of financial assets	—	3,853

Net cash provided by financing activities	227	4,931

Effect of exchange rate changes on cash	(18)	—
Net decrease in cash and cash equivalents	(11,179)	(10,011)
Cash and cash equivalents at beginning of period	26,141	33,122

Cash and cash equivalents at end of period	$14,962	$23,111

Supplemental disclosure of noncash investing and financing activities:
Deferred compensation	$(113)	$83

See accompanying notes.

MARIMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba, Inc. (“Marimba”, the “Company”, “we”, “our” or “us”) and reflect all adjustments, consisting of normal recurring adjustments and the non-recurring adjustments described in Notes 4 and 6, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2001 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 28, 2002 and amended on November 12, 2002. Results for the interim periods are not necessarily indicative of results for the fiscal year ending December 31, 2001 or for any future interim or full-year period.

Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(1,824)	$(1,625)	$(11,055)	$(10,004)

Basic and diluted:
Weighted-average shares of common stock outstanding	24,682	23,834	24,433	23,817
Less weighted-average shares subject to repurchase	(15)	(85)	(16)	(140)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	24,667	23,749	24,418	23,677
Basic and diluted net loss per share	$(.07)	$(.07)	$(.45)	$(.42)

Marimba has excluded all outstanding stock options and shares subject to repurchase by Marimba from the calculation of diluted loss per share, because all such securities are antidilutive for all periods presented. Weighted-average options outstanding to purchase 7,087,000 and 7,293,000 shares of common stock for the three and nine months ended September 30, 2002, respectively, and 6,481,000 and 6,689,000 shares of common stock for the three and nine months ended September 30, 2001, respectively, were not included in the computation of diluted net loss per share, because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

Marimba sometimes resells third-party software product licenses. Revenues resulting from the resale of third-party software product licenses are recorded gross since we act as the principal in the transaction with the customer. During the three and nine-month periods ended September 30, 2002 and 2001, revenues resulting from the resale of third-party product licenses were less than 3% of license revenues.

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

Credit Risks and Revenue Concentration

No customer accounted for more than 10% of total revenues in the third quarter of 2002. In the third quarter of 2001, two customers accounted for 17% and 10% of total revenues. In the first nine months of 2002, no customer accounted for over 10% of total revenues, and in the comparable period of 2001, one customer accounted for 10% of total revenues.

Marimba performs ongoing credit evaluations of customers, but does not generally require collateral. We grant credit terms to most customers ranging from 30 to 90 days, however in some instances Marimba may provide longer payment terms.

Legal Settlement

On July 6, 2001, Beck Systems, Inc. filed a complaint against Marimba, Inc. and two of its customers in the United States District Court for the Northern District of Illinois (Beck Systems, Inc. v. Marimba, Inc. et al., Civil Action No. 01 C 5207), alleging infringement of two patents held by Beck Systems. On July 19, 2002, Marimba and Beck Systems, Inc. executed an agreement settling the action, subject to court approval. On July 25, 2002, the court approved the settlement and the parties to the action dismissed the claims against each other in the action with prejudice. Under the terms of the agreement, Marimba obtained a license to Beck Systems’ patents in exchange for consideration consisting of a $2.75 million cash payment and the issuance of 500,000 shares of our common stock. During the quarter ended June 30, 2002, we recorded a charge of $1.9 million to cost of license revenues related to the settlement. During the quarter ended September 30, 2002, we recorded an intangible asset of $1.7 million, representing an estimate of the future value of the license to Beck Systems’ patents. This asset is being amortized to cost of license revenues ratably over five years.

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

Recent Accounting Pronouncements

On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002.

2.    Comprehensive Loss

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(1,824)	$(1,625)	$(11,055)	$(10,004)
Other comprehensive income (loss):
Change in unrealized gains and losses on available-for-sale securities	95	149	138	226
Foreign currency translation adjustment	2	(7)	(17)	(12)

Comprehensive loss	$(1,727)	$(1,483)	$(10,934)	$(9,790)

3.    Legal Matters

Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company’s initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation and tie-in arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statement filed in connection with the offering. Marimba and certain of its officers and directors were named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. In July 2002, the defendants in the consolidated actions filed motions to dismiss all of the cases in the litigation (including the case involving Marimba), and those motions have not yet been decided. In addition, the Marimba individual defendants in the litigation each signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. Marimba intends to defend this litigation vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

4.    Restructuring

In April 2001, Marimba announced a restructuring plan. The plan involved the elimination across all company departments of approximately 20% of the workforce, or 60 employees and independent contractors. Marimba recorded a charge of $789,000 in the second quarter of 2001 related to the restructuring plan, which consisted of personnel costs of $583,000, facilities and equipment costs of $136,000 and other costs of $70,000. Of the $789,000 accrued in April 2001, $666,000 of the restructuring accrual was reduced by cash payments made during the year ended December 31, 2001.

In July 2002, Marimba approved a restructuring plan that would eliminate approximately 12% of its workforce, or 24 employees, across all company departments. Marimba recorded a restructuring charge of $200,000 in connection with this plan, which consisted of severance and benefits related to the workforce reduction.

The related accrued restructuring charges activity was as follows (in thousands):

	Balance at Dec. 31, 2001	Balance at Jun. 30, 2002	Additions/ Adjustments	Cash Expenditures	Balance at Sep. 30, 2002
April 2001 Restructuring
2001 Subtotal	$123	$123	$(123)	$0	$0
July 2002 Restructuring
Severance	$0	$0	$303	$(303)	$0
Outplacement and benefits			20	(20)

2002 Subtotal	$0	$0	$323	$(323)	$0

Total	$123	$123	$200	$(323)	$0

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

6.    Subsequent Events

On October 22, 2002, Marimba announced that during the preparation of its financial statements for the third quarter of 2002, Marimba discovered adjustments that should have been made during 2000 and 2001. As a result, Marimba overstated the amortization of deferred stock compensation in these periods. The expense overstatement during these periods, in aggregate, totaled $2.8 million resulting from not reversing previously expensed amounts relating to unvested equity awards upon the departure of employees and executives. Marimba has restated its financial results for 2000 and 2001 to reflect these adjustments and corresponding decreases to our accumulated deficit and additional paid-in capital, and on November 12, 2002 Marimba filed an amended Form 10-K for the year ended December 31, 2001 with the SEC which contains these restated results. The adjustments reduced Marimba’s reported net losses for these periods and had no effect on Marimba’s previously reported cash flows, cash balances, revenues or total stockholders’ equity. All prior year comparatives in these financial statements reflect Marimba’s restated results.

The effect on net loss and net loss per share of this restatement on previously reported consolidated financial statements for the three months and nine months ended September 30, 2001 is as follows (in thousands, except for per share data):

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	As Reported	As Restated	As Reported	As Restated
Net loss	$(3,274)	$(1,625)	$(11,806)	$(10,004)
Basic and diluted net loss per share	(0.14)	(0.07)	(0.50)	(0.42)

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The information in this report contains forward-looking statements which are subject to safe harbors created under the U.S. federal securities laws. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including statements that refer to projections of our future financial performance, anticipated revenue growth, profitability, capital needs, competition and market share growth, the development of new products and technologies and market acceptance of such products or technologies, business and sales strategies, developments in our target markets, matters relating to distribution channels and partnerships, proprietary rights, litigation, and other trends in our businesses. In addition, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Marimba’s actual results and the timing of certain events may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results, Liquidity and Capital Resources” below. Additional information about factors that could affect future results and events is included in our fiscal 2001 Form 10-K, as amended, and other reports or submissions filed with the SEC. All forward-looking statements in this report are based on information available to Marimba as of the date hereof, and Marimba undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements, except as otherwise required by law.

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

In January 1997, we released our first version of the Desktop/Mobile Management products and since that time have continued to develop and market that product line and enhance the core Desktop/Mobile Management infrastructure with additional functionality and complimentary add-on products. In the first half of 2000, Marimba introduced a new product line called Server Management. The Server Management products are designed to address many of the server management challenges inherent in thin client and Web commerce computing environments today. Additionally, Marimba offers Embedded Management products that allow device and software vendors to deliver software fixes, new features and services by embedding Marimba software management capabilities into their devices or applications. Revenues from the Desktop/Mobile, Server and Embedded Management products lines accounted for 78%, 16% and 6% of total license revenues, respectively, for the nine months ended September 30, 2002. During the nine months ended September 30, 2001, revenues from our Desktop/Mobile, Server and Embedded Management products lines accounted for 76%, 18% and 6% of total license revenues, respectively.

Revenues to date have been derived primarily from the license of our products and to a lesser extent from support and maintenance, consulting and training services, although recently support revenue has comprised a larger percentage of our revenues. Customers who license our products generally purchase maintenance contracts, typically covering a 12-month period. Additionally, customers may purchase consulting services, which are customarily billed at a fixed daily rate plus out-of-pocket expenses. We also offer training services that are billed on a per student or per class session basis.

Since inception, we have made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $50.2 million at September 30, 2002. We believe that our future success depends in part on our ability to increase our customer base and on growth in our market overall. Accordingly, over the long term, we intend to continue to invest heavily in sales, marketing and research and development.

In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not meaningful and should not be relied upon as indications of future performance, growth or financial results. Additionally, we do not believe that historical trends are indicative of future growth or financial results.

Critical Accounting Policies and Estimates

Legal Settlement.    On July 25, 2002, the court approved a settlement between Marimba and Beck Systems, as described in the notes to the financials. Under the terms of the agreement for the settlement, Marimba obtained a license to Beck Systems’ patents. The amount charged to cost of license revenues during the quarter ended June 30, 2002 was based on the apportionment of the total amount which related to payment for the alleged past infringement. The remaining amount, which was recorded as an intangible asset during the third quarter of 2002 and is being amortized to cost of license revenues over a five-year period, represents the proportion of the total settlement relating to the future benefit to Marimba of the ongoing license to Beck Systems’ patents. The amounts allocated to the expense and the asset were based, respectively, on our license revenues since inception versus our projection of the revenue relating to the technology that we expect to generate over the next 5 years. Management’s assumptions about future revenues and the period over which our product will embed the patented technology required significant judgment. Our revenues have fluctuated in the past and are expected to continue to do so. In addition, it is not clear how long our products will include the patented technology. If we had made a different estimate of future revenues or the period over which our product will embed the patented technology, the apportionment of the settlement amount between the charge relating to the alleged past infringement and the intangible asset would have been different.

For our other critical accounting policies and estimates, refer to Marimba’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 28, 2002 and amended on November 12, 2002.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Consolidated Statement of Operations Data:
Revenues:
License	49.0%	58.8%	51.5%	63.7%
Service	51.0	41.2	48.5	36.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License	3.2	1.5	9.7	1.2
Service	18.3	13.2	17.3	14.0

Total cost of revenues	21.4	14.7	27.0	15.2

Gross margin	78.6	85.3	73.0	84.8
Operating expenses:
Research and development	21.4	25.1	23.1	25.5
Sales and marketing	67.4	70.7	74.9	75.3
General and administrative	13.9	22.2	18.0	18.5
Restructuring	2.3	—	0.8	2.4
Amortization of deferred compensation	(0.7)	(10.8)	3.9	(0.3)

Total operating expenses	104.3	107.2	120.7	121.4

Income (loss) from operations	(25.7)	(21.9)	(47.7)	(36.6)
Interest income, net	4.5	6.0	4.7	6.9

Income (loss) before income taxes	(21.2)	(15.9)	(43.0)	(29.7)
Provision for income taxes	0.1	(0.3)	(0.1)	(0.4)

Net income (loss)	(21.3)%	(16.2)%	(43.1)%	(30.1)%

This data has been derived from the unaudited condensed consolidated financial statements contained in this report which, in the opinion of management include all adjustments, consisting of normal recurring adjustments and the non-recurring adjustments described in Notes 4 and 6, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Marimba’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 28, 2002 and amended on November 12, 2002.

Revenues

Total revenues decreased $1.4 million or 14%, to $8.6 million in the third quarter of 2002 from $10.0 million in the third quarter of 2001. For the nine months ended September 30, 2002, total revenues decreased 23% to $25.6 million from $33.2 million in the comparable period of 2001.

License Revenues.    License revenues decreased $1.7 million, or 29%, to $4.2 million in the third quarter of 2002 from $5.9 million in the third quarter of 2001. License revenues in the nine months ended September 30, 2002 decreased 37% to $13.2 million from $21.1 million in the comparable period of 2001. The reduction of license revenues for the comparative three and nine month periods was due primarily to a generally weak IT spending environment.

Service Revenues.    Service revenues include maintenance and support, consulting and training. Service revenues in the third quarter of 2002 increased $244,000, or 5.9%, to $4.4 million, from $4.1 million in the third quarter of 2001. Service revenues in the nine months ended September 30, 2002 increased 3.3% to $12.5 million from $12.1 million in the comparable period of 2001. As a percentage of total revenues, service revenues increased to 51% and 49% of total revenues in the three and nine-month periods ended September 30, 2002, respectively, from 41% and 36% in the comparable periods of 2001. The increase in service revenues as a percentage of total revenues was due primarily to lower license revenues during the three and nine months ended September 30, 2002.

Costs of Revenues

Cost of License Revenues.    Cost of license revenues generally consists of the cost of third-party software products that either were integrated into our products or were resold. Cost of license revenues during the third quarter of 2002 was $270,000 compared to $148,000 in the third quarter of 2001, reflecting an increase in sales of third party products and a charge of $85,000 in relation to a legal settlement, which involved a patent license. We expect to record additional charges to cost of license revenues of approximately $85,000 per quarter over the next five years in connection with this settlement. Cost of license revenues in the nine months ended September 30, 2002 were $2.5 million, compared to cost of license revenues of $408,000 in the equivalent period of 2001. The increase in cost of license revenues was due primarily to an increase in sales of third party products and a $1.9 million charge recorded in the second quarter of 2002 in relation to the same legal settlement.

Cost of Service Revenues.    Cost of service revenues during the third quarter of 2002 increased $246,000, or 18.6%, to $1.6 million from $1.3 million in the third quarter of 2001. For the first nine months of 2002, cost of service revenues decreased $218,000, or 5%, to $4.4 million from $4.6 million for the comparable period of 2001. As a percentage of service revenues, cost of service revenues for the three months ended September 30 increased from 32.0% in 2001 to 35.8% in 2002. During the nine months ended September 30, cost of service revenues as a percentage decreased from 38.6% in 2001 to 35.6% in 2002. These fluctuations were due primarily to the mix of service revenues recorded during the periods.

Operating Expenses

Research and Development.    Research and development (“R&D”) expenses decreased $680,000, or 27%, to $1.8 million in the third quarter of 2002 from $2.5 million in the third quarter of 2001. For the first nine months of 2002, R&D expenses decreased $2.6 million, or 30%, to $5.9 million from $8.5 million in the comparable period of 2001. R&D expenses decreased in absolute dollars due primarily to workforce reductions announced in April 2001 and July 2002, and our decision during the second quarter of 2001 to focus on Marimba’s core change and configuration management products.

Sales and Marketing.    Sales and marketing (“S&M”) expenses decreased $1.3 million, or 18%, to $5.8 million in the third quarter of 2002 from $7.1 million in the third quarter of 2001. For the first nine months of 2002, S&M expenses decreased $5.8 million, or 23%, to $19.2 million from $25.0 million in the comparable period of 2001. S&M expenses decreased in absolute dollars due primarily to fewer promotional activities, reductions of headcount in sales management, and lower commissions as the result of lower sales.

General and Administrative.    General and administrative (“G&A”) expenses decreased $1.0 million, or 46%, to $1.2 million in the third quarter of 2002 from $2.2 million in the third quarter of 2001. For the first nine months of 2002, G&A expenses decreased $1.5 million, or 24% to $4.6 million from $6.1 million in the comparable period of 2001. G&A expenses decreased in absolute dollars over the nine-month period due primarily to the restructuring that took place in April 2001. During the third quarter of 2002, G&A was also reduced by a one-time reversal of legal accruals, in the amount of approximately $300,000, relating to expenses for disputes that were settled during the quarter.

Deferred Compensation.    In connection with the grant of employee stock options, we recorded deferred compensation representing the difference between the exercise prices of options granted and the deemed fair value for financial reporting purposes of our common stock on the respective grant dates. We also recorded deferred compensation for certain restricted stock awards granted below the deemed fair value for financial reporting purposes of our common stock on the respective grant date. These amounts are being amortized over the vesting periods of the options and restricted shares based on a graded vesting method. Amortization charges are reversed with respect to any unvested portions of these options or shares that are forfeited or repurchased by us upon termination of employment of the holders. We reported a gain of $56,000 in amortization of deferred compensation for the third quarter of 2002 and a $1.0 million charge for the nine months ended September 30, 2002, compared to gains of $1.1 million and $111,000 for the three and nine months ended September 30, 2001, respectively. The gains reported were primarily the result of the reversal of previously expensed amounts relating to our repurchase of unvested shares from executives upon their departure from Marimba.

Interest Income, Net.    Interest income, net, was $386,000 and $597,000 for the quarters ended September 30, 2002 and 2001, respectively. For the first nine months of 2002, net interest income decreased $1.1 million, or 47% to $1.2 million from $2.3 million in the comparable period of 2001. The decreases were due primarily to lower invested cash balances and a decline in market interest rates.

Liquidity and Capital Resources

As of September 30, 2002, our principal sources of liquidity included approximately $15.0 million of cash and cash equivalents and $38.2 million of investments in short and long-term investments in marketable securities. Net cash used in operating activities for the first nine months of 2002 of $7.6 million primarily reflects our net loss for the period, and in particular a $2.8 million payment of a legal settlement partially offset by a decrease in accounts receivable due to better than usual collection results.

Net cash used in investing activities was approximately $3.8 million for the first nine months of 2002, primarily related to purchases of investments, offset by sales and maturities of investments.

Net cash provided by financing activities was $227,000 for the first nine months of 2002, which was the result of proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

Our contractual obligations consist of noncancellable operating lease agreements. As of September 30, 2002, future minimum lease payments under noncancellable operating leases are expected to be approximately $5.1 million, and become due as presented in the table below:

Operating Leases
(in thousands)
Less than 1 year	$1,918
1 to 3 years	3,162
4 to 5 years	0

Total minimum lease payments	$5,080

We currently anticipate that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, it is possible that we could experience unexpected cash requirements that would force us to seek financing, or at some point in the future we may otherwise seek financing to support our long-term operations. In any such event, we may seek to sell additional equity or debt securities or obtain a credit facility. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced.

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

We Have Incurred Losses and Expect to Incur Future Losses

Our total revenues have declined in 2002 to date compared to 2001, and we may not be able to increase our revenues. There is also no assurance that we will become profitable. As of September 30, 2002, we had an accumulated deficit of approximately $50.2 million. We expect over the long term to increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to increase our quarterly revenues to offset these increasing expenses. Our failure to significantly increase our revenues would seriously harm our business and operating results.

Fluctuations in our Quarterly Operating Results Could Affect our Stock Price

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of our future performance. Our operating results have been below the expectations of securities analysts and investors in the past and could be so in the future. Our failure to meet these expectations would likely harm the market price of our common stock. Operating results vary depending on a number of factors, many of which are outside our control. Our operating results may also be impacted by general economic factors, including an economic slowdown or recession.

A substantial portion of our revenues for most quarters has been booked in the last month of the quarter and the magnitude of quarterly fluctuations in operating results may not become evident until late in or even at the end of a particular quarter. As a result, a delay in recognizing revenue, even from just one account, could have a significant negative impact on our operating results.

We generally expect that revenues in the first quarter of each year will not substantially exceed, and may be lower than, revenues in the fourth quarter of the preceding year due to the annual nature of companies’ purchasing and budgeting cycles and the year-to-date structure of our sales incentive program.

Our expense levels are relatively fixed for a particular quarter and are based, in part, on expectations as to future revenues. As a result, if revenue levels fall below our expectations for a particular quarter, our operating results will be adversely affected because only a small portion of our expenses vary with our revenues. We have historically operated with little product backlog, because our products are generally delivered as orders are received. As a result, revenue in any quarter will depend on the volume and timing of, and our ability to fill, orders received in that quarter.

We Are Exposed to General Economic Conditions and Reductions in Corporate IT Spending, and the Current Economic Downturn May Continue to Adversely Impact Our Business

Our business is subject to the effects of general economic conditions and, in particular, market conditions in the industries that we serve. We believe that our operating results are being adversely impacted by recent unfavorable general economic conditions and reductions in corporate IT spending. Our customers’ decisions to purchase our products are discretionary and subject to their internal budgets and purchasing processes. In addition, since many of our customers may be suffering adverse effects of the general economic slowdown, we may find that collecting accounts receivable from existing or new customers will take longer than we expect or that some accounts receivable will become uncollectable. If these economic conditions do not improve, or if we experience a worsening in general economic conditions or corporate IT spending, our business and operating results could continue to be adversely impacted.

We Expect Long-Term Increases in Our Operating Expenses

Despite recent cost cutting measures implemented by Marimba, we intend over the long term to increase our operating expenses as we:

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

We Need to Grow Our Server Management and Embedded Management Product Revenues and Develop New Products and Services

Revenues from our Server and Embedded Management product lines accounted for 16% and 6% of total license revenues, respectively, during the nine months ended September 30, 2002. During the nine months ended September 30, 2001, revenues from our Server and Embedded Management product lines accounted for 18% and 6% of total license revenues, respectively. There can be no assurance that the revenues from each of these product lines will grow, in absolute amount or as a percentage of total license revenues. In addition, we cannot assure you that our Server Management products and Embedded Management products, and in particular the new version of our Server Management products that we released during the third quarter of 2002, will meet customer expectations or gain widespread market acceptance.

To provide comprehensive systems management solutions, we will need to develop and introduce new products and services which offer functionality that we do not currently provide. We may not be able to develop these technologies, and therefore, we may not be able to offer a comprehensive systems management solution. In addition, we have, in the past, experienced delays in new product releases, and we may experience similar delays in the future. If we fail to release new products on a timely basis, our business and operating results could be seriously harmed.

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

Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, the downturn in our software license revenues negatively impacts our future service revenues. Our license revenues have recently decreased, which could lead to a decrease in service revenues in future quarters. Our support and maintenance programs are sold on an annual basis. Renewal of annual support and maintenance is generally at the customer’s election. If customers elect not to renew their support and maintenance agreements, our service revenues could be significantly adversely impacted. If support and maintenance revenues were to decline, or not grow as rapidly as expected, we would need to increase our license revenues and other service revenues in order to make up for the decline in support and maintenance revenues.

We Need to Develop Third-Party Distribution Relationships

We have a limited number of distribution relationships for our products with systems integrators and other resellers, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Third party resellers contributed to a substantial portion of our international sales in the third quarter. We are relying in part on the growth of our indirect sales channel for future revenue growth, and if this does not develop, our ability to grow our revenues may be materially harmed.

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

We may not be successful in attracting qualified senior management personnel or be able to attract, assimilate and retain other key personnel in the future. None of our senior management or other key personnel is bound by an employment agreement. If we lose additional key employees and are unable to replace them with qualified individuals, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other companies in the software industry, we face intense competition for qualified personnel. To compete, we believe that we must provide personnel with a competitive compensation package, including stock options. The recent downturn in the trading price of our stock has reduced the incentive effect of many of our previously-granted stock options. Additionally, there are several proposals in Congress and in the accounting industry to require corporations to include a compensation expense in their statement of operations relating to the issuance of employee stock options. If such a measure is approved, we may decide to issue fewer stock options, which may impair our efforts to attract and retain necessary personnel.

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

Our Products and Services Require a Sophisticated Sales Effort

Over the long term, we may need to expand our direct sales and marketing efforts in order to increase market awareness of our products, market our products to a greater number of enterprises and generate increased revenues. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New hires require extensive training and typically take at least six months to achieve full productivity. There is no assurance that new sales representatives will ultimately become productive. In prior quarters, Marimba’s license revenues have often resulted from contracts closed by just a few sales representatives. If Marimba were to lose qualified and productive sales personnel, our revenues could be adversely impacted. Furthermore, the cost of hiring and training replacement sales personnel could be significant.

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

Expanding Internationally Is Expensive, We May Receive No Benefit from Our Expansion and Our International Operations Are Subject to Governmental Regulation

We plan to increase our international sales force and operations, and expanding internationally is expensive. However, we may not be successful in increasing our international sales force or sales revenue. In addition, our international business activities are subject to a variety of risks, including the adoption of or changes in laws, currency fluctuations and political and economic conditions that could restrict or eliminate our ability to do business in foreign jurisdictions. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

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

Our Stock Price Is Likely to Continue to be Volatile

The market price of our common stock has been and is likely to continue to be highly volatile. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technological innovations, new products or new contracts by us or our competitors, developments with respect to patents or proprietary rights and related litigation, other material litigation involving Marimba, changes in our management or other key employees, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology companies. Furthermore, our common stock is thinly traded, which contributes significantly to the volatility of our stock price. Due to the low trading volume of our stock, stockholders may not be able to purchase or sell shares, particularly large blocks of shares, as quickly and as inexpensively as if the trading volume were higher. Volatility in the price of our common stock may adversely affect its market price.

Our Future Capital Needs Are Uncertain

We expect that our current cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure needs for at least twelve months. However, it is possible that we could experience unexpected cash requirements that would force us to seek financing, or at some point in the future we may otherwise seek financing to support our long-term operations. In any such event, we may seek to sell additional equity or debt securities or obtain a credit facility. This could seriously harm our business and operating results. Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of existing holders of our common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are generally subject to market risks associated with changes in interest rates and foreign currency exchange rates. A brief summary of these risks follows below. For more information, please see our annual report on Form 10-K. We believe there have been no significant changes in our market risk exposure during the nine months ended September 30, 2002 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2001.

Interest Rate Sensitivity

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	securities of U.S. corporations that, when purchased, are rated A1 or AA by Standard and Poors or the Moody’s equivalent; and

•	money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting particular credit rating and net worth requirements with maturities of less than two years.

Exchange Rate Sensitivity

We develop products in the United States, and sell our products and services primarily in North America, Europe and Asia. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. A portion of our sales are currently transacted in British Pounds and Euros, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuations in exchange rates. Near-term changes in exchange rates may have a material impact on our future revenues, earnings, fair values or cash flows. We have not engaged in foreign currency hedging transactions during the nine months ended September 30, 2002. There can be no assurance that a sudden and significant change in the value of the British Pound or Euro would not seriously harm our financial condition and results of operations.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Securities Litigation

Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company’s initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation and tie-in arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statement filed in connection with the offering. Marimba and certain of its officers and directors were named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. In July 2002, the defendants in the consolidated actions filed motions to dismiss all of the cases in the litigation (including the case involving Marimba), and those motions have not yet been decided. In addition, the Marimba individual defendants in the litigation each signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. Marimba intends to defend this litigation vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2002, we agreed to issue 500,000 shares of common stock to Beck Systems, Inc. as part of the settlement of litigation pending between the two companies, including the grant of a license to us relating to patents held by Beck Systems. We issued the shares on August 29, 2002 in reliance on the exemption provided under Section 3(a)(10) of the Securities Act of 1933, as amended. The court in which the litigation was pending approved the exchange of the Marimba shares in connection with the settlement after a hearing as to the fairness of the exchange.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

Effective August 1, 2002, Mark S. Garrett resigned as Vice President, Finance and Chief Financial Officer of Marimba.

Effective August 1, 2002, Andrew Chmyz was appointed Acting Vice President, Finance and Chief Financial Officer of Marimba.

On August 12, 2002, the audit committee approved the following non-audit services to be performed by Marimba’s independent accountants: tax preparation and other tax-related services.

On October 22, 2002, we announced that during the preparation of our financial statements for the third quarter of 2002, we discovered adjustments that should have been made during 2000 and 2001. As a result, we overstated the amortization of deferred stock compensation in these periods. The expense overstatement during these periods, in aggregate, totaled $2.8 million resulting from not reversing previously expensed amounts relating to unvested equity awards upon the departure of employees and executives. We have restated our financial results for 2000 and 2001 to reflect these adjustments and corresponding decreases to our accumulated deficit and additional paid-in capital and on November 12, 2002 we filed an amended Form 10-K for the year ended December 31, 2001 which contains these restated results. The adjustments reduced Marimba’s reported net losses for these periods and had no effect on Marimba’s previously reported cash flows, cash balances, revenues or total stockholders’ equity.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

The exhibits listed in the Exhibit Index which appears at the end of this Form 10-Q are filed as part of this report.

(b)  Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARIMBA, INC.

Date: November 12, 2002	By:	/s/ Andrew Chmyz
Andrew Chmyz Acting Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Richard C. Wyckoff, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marimba, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Richard C. Wyckoff
Richard C. Wyckoff Chief Executive Officer and President (Principal Executive Officer)

I, Andrew Chmyz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marimba, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Andrew Chmyz
Andrew Chmyz Acting Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of Chief Executive Officer and President.

99.2	Certification of Acting Vice President, Finance and Chief Financial Officer.