Form 10-K
period 2002-12-31
MARIMBA INC
filed 2003-03-28
CIK 1078295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Common Stock, $.0001 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant on June 28, 2002 was approximately $18 million. As of February 28, 2003, there were 25,319,009 shares of registrant’s common stock, $.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with its 2003 annual meeting of stockholders scheduled to be held on June 5, 2003 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

MARIMBA, INC.

PART I

The information in this report contains forward-looking statements which are subject to safe harbors created under the U.S. federal securities laws. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including statements that refer to projections of our future financial performance, anticipated revenue growth, profitability, capital needs, competition and market share growth, the development of new products and technologies and market acceptance of such products or technologies, business and sales strategies, developments in our target markets, matters relating to distribution channels and partnerships, proprietary rights, litigation, and other trends in our businesses. In addition, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Marimba’s actual results and the timing of certain events may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed below in Item 7 under the heading “Other Factors Affecting Operating Results, Liquidity and Capital Resources”. You should not regard the inclusion of forward-looking information as a representation by us or any other person that the future events, plans or expectations contemplated by us will be achieved. All forward-looking statements in this report are based on information available to Marimba as of the date of this report, and Marimba undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements, except as otherwise required by law.

ITEM 1.    BUSINESS

Marimba, Inc. was incorporated in Delaware in February 1996. We develop, market and support software change management and software configuration management solutions. Our products help customers reduce their total cost of information technology (“IT”) ownership and improve quality of IT service by streamlining the distribution and management of software applications and content. Our customer base spans multiple industries, including financial services, healthcare, insurance, manufacturing and telecommunications. We market our products worldwide through a combination of a direct sales force and resellers.

See “Management Discussion and Analysis of Financial Condition and Results of Operation” and our “Financial Statements and Supplementary Data,” appearing in Items 7 and 8 of this report, respectively, for additional financial information regarding our business.

Marimba Products

Marimba’s products allow companies to perform policy-based distributions, updates, and repairs of software applications on desktops, laptops, servers and devices. Additional functionality includes the ability to collect and track system, hardware and software configuration data. Our products help IT organizations provide their end-user community with higher service levels while reducing the cost of managing their IT assets. Our bandwidth management, scalability, personalization and built-in security functionality allow corporations to use the Internet to reduce the complexity and cost of distributing, managing and updating their software applications and data on endpoints that are both inside and outside a customer’s corporate firewall. Marimba’s product families include the following:

Desktop/Mobile Management Product Family

Marimba’s Desktop/Mobile Management product family is an enterprise-level change management solution that allows corporations to manage the lifecycle of software on desktops, laptops and handheld devices across the Internet and other networks. This solution gives IT departments the ability to automate the deployment of software applications, operating system patches and security updates through defined policies. Once software is deployed, the on-going maintenance and repair of that software is automated to promote standardization. Our Desktop/Mobile Management solution also provides an inventory and audit capability, which enables IT departments to automate the collection of hardware and software configuration information from desktops, laptops, and handheld devices. This information can be stored in a central location for used in software license compliance, security compliance, asset management, desktop refresh planning and helpdesk diagnostic purposes.

Server Management Product Family

Marimba’s Server Management product family provides IT departments with a solution to automate administrative tasks such as provisioning and deployment of applications and operating system patches, replication of code and content, and the ability to perform remote commands. These functions have been optimized for a variety of server environments, from file and print servers in remote locations, to clusters of servers in data centers. Our Server Management solution allows administrators to manage large numbers of servers with heterogeneous Windows, Linux, and other UNIX server platforms from a single console. Our solution also provides an inventory and audit capability tailored to the server environments, which enables IT departments to automate the collection of hardware and software configuration information from remote servers. This information can be stored in a central location for used in resource planning, server consolidation planning, patch management, and helpdesk diagnostic purposes.

Embedded Management Product Family

Marimba’s Embedded Management products allow device manufacturers and independent software vendors to transparently deliver software updates, software patches, new features and new services over the Internet and other networks by embedding Marimba management capabilities into their devices or software applications.

Architecture

The Marimba infrastructure is designed to distribute software and data efficiently over networks based upon TCP/IP (Transmission Control Protocol/Internet Protocol) and HTTP (Hyper-text Transfer Protocol), the basic communication protocol of the Internet. Marimba packages an application as a channel and publishes the application to a transmitter, which then distributes the channel and subsequent updates across a network to tuners on client desktop computers, laptops, servers and devices.

Channel.    A channel is the application and/or related data that is distributed using Marimba’s products. For example, a channel could consist of a stock-trading application written in Java or a shrink-wrapped application. Each channel has an associated list of properties that describes its features, including application type, author, copyright notice, update schedule and entry point. Marimba’s application packager prepares the channel for distribution and inserts a channel adapter that installs and launches the application in a platform and application-specific manner. The application packager is designed to accommodate a range of application types, including shrink-wrapped applications, Java applets, Visual Basic, C and C++ applications, and applications packaged using the Windows Installer format (MSI). Using OSD (Open Software Description), a format for describing the way software programs relate to one another, the application packager creates a description of the installation process which is based on XML (eXtensible Markup Language), a format commonly used on the Internet to describe data and documents. Using this technology, both shrink-wrapped and custom applications can be installed, updated and repaired without requiring changes to the original application and without relying on the original application installer. After the application is packaged as a channel, it is published to the transmitter for distribution over the network.

Transmitter.    The transmitter is the server-side component of the Marimba infrastructure. It distributes channels and subsequent updates to the tuner, the Marimba client. The tuner and transmitter communicate using the Marimba protocol, which is designed to substantially minimize bandwidth requirements for updates over HTTP (Hyper-Text Transfer Protocol), the protocol used to distribute web pages. The Marimba protocol uses compression technology that compresses data and applications, and differential updating which identifies changes in code and updates only the changed portion. All updates are transactional, interruptible and atomic, which means that channels on the tuner are always in a functional state even if the most recent update failed or was interrupted. In addition, interrupted downloads can be restarted automatically at the point of interruption. Marimba’s technology provides functionality to identify and verify each channel resource and installed applications. Additional transmitter features include synchronization, replication, personalization, client feedback, bandwidth management and policy administration. Transmitter mirrors provide synchronization of server content. Mirroring provides the ability to replicate transmitter content so that an external load balancer can be used to distribute service requests to multiple transmitters. Marimba products implement user authentication and access control using passwords or client-side certificates and by leveraging directory services, including LDAP (Lightweight Directory Access Protocol), or Microsoft’s Active Directory.

Tuner.    The tuner is the client-side component of the Marimba infrastructure. The tuner subscribes to channels located on the transmitter and downloads and installs updates of each channel. Once received from a transmitter, channels are stored locally on the tuner, making the downloaded channel resources instantly accessible regardless of whether the user is connected to the network. The tuner is typically configured to run in the background and can manage multiple channels simultaneously without end-user interaction, updating them as necessary to present the user with the most recent version. In addition, the tuner’s user interface can be customized to include the brand, logo and other look and feel elements desired by the customer. The tuner provides a set of features for modem support, bandwidth management, security controls, certificate management, update scheduling and support for corporate network security mechanisms.

Using the Marimba protocol, tuners can be redirected automatically to additional transmitters, serving as repeaters, in order to reduce the load on the main transmitter, to provide fault tolerance, and to make more efficient use of available bandwidth. By adding repeaters, it is possible to provide faster download times and to service thousands of simultaneous downloads. Repeaters can be added and removed dynamically without disrupting the overall service, allowing for a high level of scalability, improved service quality and availability. In addition, the use of a caching proxy server, which stores frequently accessed files on a local disk, can improve the efficiency of downloads through corporate network security barriers in an intranet or network into the enterprise.

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

Marimba products make extensive use of a broad range of technologies, including Java, JSP, TCP/IP, HTTP, LDAP, XML, SSL (Secure Socket Layer, a protocol for secure transmissions over the Internet), and various digital security technologies. Most of our products are implemented using Sun Microsystems’ Java programming language. As a result, we believe that our products are portable, easily reconfigured and efficient. The use of Java has proven to be an advantage in developing portable components without significantly increasing the engineering overhead as additional platform support is required. We believe that our use of and expertise in Java provides us a competitive advantage. See “Other Factors Affecting Operating Results, Liquidity and Capital Resources—We Rely on Third-Party Software and Applications.”

The Marimba Protocol

The Marimba protocol is designed to distribute applications and data to multiple intermittently connected endpoints. The protocol is layered on HTTP so that it can be used from within most secure corporate intranets and networks by tunneling through an HTTP proxy server. When the user is online, the tuner initiates update requests either when requested by the user or automatically using a predefined update schedule. When an update request is received, the transmitter quickly determines which files in the channel have changed, and if a change has occurred, Marimba’s technology determines exactly which bytes within those files have changed. The tuner then downloads the resulting changes, and compression algorithms are used to further reduce the total download overhead. The efficiency of the Marimba protocol makes it possible to distribute frequent updates to large software applications and application files with relatively low bandwidth utilization. The protocol also provides features for user authentication, personalization of content, the distribution of events and data from the tuner to the transmitter and the automatic redirection of requests to repeaters.

Cross Platform Framework

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

Security Features

We have invested significant resources in developing Marimba’s security implementation. Marimba’s security features currently include end user authentication, digital certificates and signing technology to verify application authenticity, and SSL communications to help protect the integrity and confidentiality of data transmitted via Marimba’s products. Our security implementation represents a combination of software written by us and security code licensed to us by various vendors, including encryption modules licensed from RSA Data Security and an SSL implementation from Netscape. To further enhance the breadth of our security offerings, we also licensed a Java-based security implementation. In addition, we have an arrangement with VeriSign for the provision of digital certificates specifically for Marimba products. See “Other Factors Affecting Operating Results, Liquidity and Capital Resources—We Rely on Third-Party Software and Applications.”

Customers

Our customer base spans multiple industry segments including financial services, government, insurance, retail, manufacturing and telecommunications. When selling to potential customers, our Desktop/Mobile Management products are usually targeted at the IT organization, our Server Management products our usually targeted at either the IT organization or the data center operations function, and our Embedded Management products our usually targeted at the product managers for the device or software which will embed our technology. For the years ended December 31, 2002, 2001 and 2000, no single customer represented more than 10% of total revenues.

Sales and Marketing

We market our products worldwide through a direct sales force and indirectly through resellers. Our worldwide direct sales, professional services, and marketing organizations consisted of 87 individuals as of December 31, 2002, 28 of whom were located at our Mountain View, California headquarters, 43 in regional offices located in California, Georgia, Illinois, New York and Texas, 14 in the United Kingdom and 2 in France.

Our direct sales force currently targets primarily large and medium sized accounts within North America, the UK and France. Smaller accounts in these regions, and all accounts in other regions of Europe and Asia, are primarily targeted through independent resellers. For the years ended December 31, 2002, 2001 and 2000, sales to customers outside of the United States were approximately 16%, 8% and 5% of total revenue. For information on risks related to foreign sales, see “Other Factors Affecting Operating Results, Liquidity and Capital Resources—Our Operating Results and Financial Condition May be Materially Harmed if We Are Not Successful At Expanding Internationally.”

Our customers typically engage our professional services organizations to assist with the implementation and deployment of our products, and we have built an experienced consulting services organization to facilitate this. We believe that growth in our product sales depends upon our ability to provide our customers with these services and to educate third-party resellers and consultants on how to provide similar services. As a result, over the long term, we believe that increases in product revenues would require us to increase the number of our service personnel to meet these needs.

Our marketing efforts are designed to help customers understand both the business and technical benefits of the products. We conduct a variety of marketing programs to educate our target market, create awareness and generate leads for our products. To achieve these goals, we have engaged in marketing activities including telemarketing, direct mailings, print and online advertising campaigns and trade shows. These programs are targeted at key information technology and financial executives as well as general managers of business units. In addition, we conduct public relations programs that include establishing and maintaining relationships with key trade press, business press and industry analysts.

Alliances and Partnerships

We have a limited number of distribution relationships for our products with systems integrators and other resellers. Our resellers generally purchase our products at discounts from end-user list prices, and sales under these agreements are generally denominated in U.S. dollars. This indirect sales channel has recently contributed a greater portion of our revenues, and our reliance on these relationships may increase. We believe that the support of these resellers for our products may become increasingly important in influencing new customers’ decisions to license our products. See “Other Factors Affecting Operating Results, Liquidity and Capital Resources—Failure to Further Develop and Sustain Our Indirect Sales Channel and Third-Party Distribution Relationships Could Limit or Prevent Future Growth.”

We also have several marketing and technology partnerships with leading software providers, including providers of products that are complementary to ours. These partnerships include joint sales and marketing relationships that provide us access to potential sales to large enterprises that we might not otherwise have access to, as well as product integration and other relationships. See “Other Factors Affecting Operating Results, Liquidity and Capital Resources—We Rely on Third-Party Marketing and Technology Relationships For Future Sales Growth.”

Customer Support and Training

Our customer support and training organization consisted of 23 employees as of December 31, 2002. Our support and maintenance programs are generally priced as a percentage of software license fees and provide customers with telephone and email support, as well as software updates to the products. We primarily offer the following annual support and maintenance programs for our products:

Bronze Service.    This service provides customers with technical assistance on installation and basic product questions via e-mail and/or telephone, as well as access to our customer support engineers. With this service, customers also receive the latest product updates as they become generally available.

Silver Service.    This program includes all the features of the Bronze Service offering with the addition of coverage 24 hours a day, every day of the week.

Gold Service.    Designed for mission-critical applications, the Gold Service program provides customers with all the features of the Silver Service plus proactive support from designated technical account managers and certain other benefits.

Research and Development

As of December 31, 2002, our engineering organization was comprised of 43 employees. Our product development organization is divided into development groups organized along our product lines. These development groups are supported by quality assurance and documentation groups. The quality assurance group works with the development group to identify software defects through the entire development cycle. The documentation group is responsible for end user, administrator and developer documentation for our products.

We believe that our software development team and core technologies represent a significant competitive advantage. A technically skilled, quality oriented and productive development organization will be a key component to the success of new product offerings. We must continue to attract and retain highly qualified employees to further our research and development efforts. Our business and operating results could be seriously harmed if we are not able to hire and retain a strong development team.

Research and development expenses were $7.9 million in 2002, $10.5 million in 2001 and $11.1 million in 2000. To date, substantially all software development costs have been expensed as incurred. We believe that significant investments in research and development are required to remain competitive. As we expand, we intend to increase the absolute amount of our research and development expenditures. For more information on our research and development expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

The market for our products is intensely competitive and rapidly evolving. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to compete depends on many factors both within and beyond our control, including:

•	the ease of use, performance, features, price and reliability of our solutions as compared to those of our competitors;

•	the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

•	the quality of our customer service; and

•	the effectiveness of our sales and marketing efforts.

We encounter competition from a number of different sources, including sellers of enterprise-wide management systems, which include electronic software distribution, including Tivoli and Computer Associates; companies such as Novadigm and ON Technology, which market products that support the distribution of software applications; and other software management suites, such as LanDesk, Altiris, and Microsoft’s SMS. We also face competition from our customers’ information technology groups and other internal development efforts.

Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have broader relationships with existing and potential customers and resellers which could be leveraged to more effectively compete against us. These companies may also have more established customer support and professional services organizations than we do. In addition, our competitors may adopt aggressive pricing policies. As a result, we may not be able to maintain a competitive position against current or future competitors.

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

Proprietary Rights and Licensing

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We presently have been granted five U.S. patents and have seven U.S. patent applications pending, which might not result in the issuance of any additional valid patents. We also have several trademark registrations in the United States and some foreign countries.

We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software under license agreements, which impose restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, we sell our products internationally. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could seriously harm our business and operating results. There can be no assurance that the outcome of any such litigation would be favorable to us.

Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others, and we have been involved in two such patent infringement suits in the past. We could incur substantial costs to defend any future intellectual property litigation, and in the event of a future successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be significantly harmed. See “Other Factors Affecting Operating Results, Liquidity and Capital Resources—We May Be Found to Infringe Proprietary Rights of Others.”

Employees

At December 31, 2002, we had a total of 175 employees, 159 of whom were based in the United States and 16 of whom were based in Europe. Of the total, 43 were in research and development, 87 were engaged in sales and marketing, 23 were engaged in customer support and training, and 22 were in administration and finance.

None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

ITEM 2.    PROPERTIES

Our principal administrative, sales, marketing, and research and development facility occupies approximately 47,500 square feet in Mountain View, California under a lease which expires in April 2005. We also lease regional U.S. offices located in California, Georgia, Illinois, New York, and Texas, as well as European offices in the United Kingdom and France. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS

Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company’s initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation and tie-in arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statement filed in connection with the offering. Marimba and certain of its officers and directors were named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. In July 2002, the defendants in the consolidated actions filed motions to dismiss all of the cases in the litigation (including the case involving Marimba). On February 19, 2003, the court ruled on the motions and granted Marimba’s motion to dismiss the claims against it under Section 10(b) and Rule 10b-5. The motions to dismiss the claims under Section 11 were denied as to virtually all of the defendants in the consolidated cases, including Marimba. In addition, the Marimba individual defendants in the litigation each signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. Marimba intends to defend this litigation vigorously. However, due to the early stage of this litigation and the inherent uncertainties of litigation in general, we cannot accurately predict the ultimate outcome of the litigation or the range of any potential damages or costs to Marimba relating to this litigation. Any unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED

                  STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock is traded publicly on The Nasdaq National Market under the symbol “MRBA.” The following table sets forth for the periods indicated the highest and lowest sales prices of the common stock during each quarter of the last two fiscal years:

	High	Low
Fiscal 2002:
Fourth Quarter	$1.77	$1.10
Third Quarter	$1.85	$1.21
Second Quarter	$3.15	$1.50
First Quarter	$3.42	$2.60

Fiscal 2001:
Fourth Quarter	$3.50	$1.15
Third Quarter	$3.67	$1.29
Second Quarter	$3.95	$1.87
First Quarter	$8.31	$3.03

On February 28, 2003, the closing price of our common stock on The Nasdaq National Market was $1.49 per share. As of February 28, 2003, there were approximately 264 holders of record (not including beneficial holders of our common stock held in street name) of our common stock.

Dividend Policy

We have not declared nor paid any cash dividends on our capital stock since inception and we do not expect to do so in the foreseeable future. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

ITEM 6.    SELECTED FINANCIAL DATA

The following is a summary of our selected consolidated financial data as of and for the five years ended December 31, 2002. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report. Historical results may not be indicative of future results.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$18,223	$27,801	$31,329	$23,637	$13,901
Service	17,004	16,229	12,718	7,776	3,184

Total revenues	35,227	44,030	44,047	31,413	17,085
Cost of revenues:
License	2,737	595	681	402	75
Service	5,829	5,940	4,256	3,036	1,964

Total cost of revenues	8,566	6,535	4,937	3,438	2,039

Gross profit	26,661	37,495	39,110	27,975	15,046
Operating expenses	38,990	51,557	52,251	34,598	21,174
Net loss	$(10,854)	$(11,487)	$(8,779)	$(4,214)	$(5,681)
Basic and diluted net loss per share	$(0.44)	$(0.48)	$(0.38)	$(0.22)	$(0.59)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	24,427	23,943	23,200	19,029	9,606

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$50,264	$60,109	$68,071	$79,012	$7,825
Working capital (current assets, less current liabilities)	31,526	36,676	57,296	54,292	1,556
Total assets	62,369	73,851	87,408	90,487	14,862
Long-term liabilities	953	1,610	1,033	1,463	2,103
Redeemable convertible preferred stock	—	—	—	—	18,953
Accumulated deficit	(49,978)	(39,124)	(27,637)	(18,858)	(14,644)
Total stockholders’ equity (net capital deficiency)	48,728	57,242	66,803	72,639	(13,743)

Supplementary Data

Quarterly Consolidated Financial Information (unaudited)

(In thousands, except per share data)

The following table presents our operating results for each of the eight quarters in the two-year period ended December 31, 2002. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report. In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of our company and the notes thereto appearing in this report. These operating results may not be indicative of the results for any future periods.

2002	Q1	Q2	Q3	Q4
Revenues	$8,061	$9,038	$8,572	$9,555
Gross profit	6,479	5,532	6,736	7,915
Net income (loss)	(3,949)	(5,282)	(1,824)	201
Net income (loss) per basic and diluted common share	$(0.16)	$(0.22)	$(0.07)	$0.01

2001	Q1	Q2	Q3	Q4
Revenues	$11,004	$12,185	$10,006	$10,835
Gross profit	9,016	10,586	8,538	9,355
Net loss	(4,686)	(3,693)	(1,625)	(1,483)
Net loss per basic and diluted common share	$(0.20)	$(0.15)	$(0.07)	$(0.06)

Timing Differences Due to Estimates

The timing of expenses in our fiscal 2002 results was significantly impacted by management estimates, particularly in the fourth quarter. Specifically, included in expense during the first and second quarter of 2002 was an accrual of executive and employee bonuses for fiscal 2002. Subsequent to year-end, we determined that certain of the accrued bonuses would not be paid, and as a result we reversed this accrual in the fourth quarter results, which had the effect of reducing our expenses in the fourth quarter by approximately $605,000. Additionally, at December 31, 2002, we analyzed our past returns history, and combined with changed business practices we determined that a returns reserve was no longer appropriate. As a result of this analysis, the entire reserve was reversed in the fourth quarter of 2002, resulting in a net increase to license revenue of $620,000 in the fourth quarter, and of $527,000 during the entire fiscal year of 2002. Taken together, the reversal of the bonus accrual and the reversal of the returns reserve had a positive impact of $1.2 million on our results in the fourth quarter, taking us from a net loss position to a net profit for the quarter.

Statement Regarding Use of Non-GAAP Financial Measures

In addition to providing financial results calculated and presented in accordance with generally accepted accounting principles, or GAAP, we sometimes present historical or forward-looking information regarding our financial performance, financial position or cash flows that excludes one or more of the following three items: (i) amortization of deferred compensation, (ii) settlement of disputes or litigation, and (iii) restructuring costs associated with workforce reductions. We believe that presentation of financial information excluding these items is useful to investors, because it facilitates their comparison of our current results of operations with those previously reported under this format, and more generally because we believe that including these charges could distort trends in our results of operations. In addition, in preparing operating plans and forecasts, management relies in part on trends in our historical results of operations exclusive of these items. However, our presentation of non-GAAP results should not be viewed as a substitute for our financial results determined in accordance with GAAP.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                   RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. As referenced in the first paragraph of Part I, this report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. For a more complete understanding of our financial condition and results of operations, and some of the risks and trends that could affect future results, see “Other Factors Affecting Operating Results, Liquidity and Capital Resources” in this Item 7.

Overview

Marimba, Inc. was incorporated in Delaware in February 1996. We develop, market and support software change management and software configuration management solutions. Our products help customers reduce their total cost of information technology (“IT”) ownership and improve quality of IT service by streamlining the distribution and management of software applications and content. Our customer base spans multiple industries, including financial services, healthcare, insurance, manufacturing and telecommunications. We market our products worldwide through a combination of a direct sales force and resellers.

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

Since inception, we have made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $50.0 million at December 31, 2002. We believe that our future success depends in part on our ability to increase our customer base and on growth in our market overall. Accordingly, over the long term, we intend to continue to invest heavily in sales, marketing and research and development.

In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not meaningful and should not be relied upon as indications of future performance, growth or financial results. Additionally, historical trends may not be indicative of future growth or financial results.

Critical Accounting Policies and Estimates

Discussion and analysis of Marimba’s financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We consider the accounting policies described below to be our critical accounting policies. See Note 1 of the financial statements for more information about these critical accounting policies, as well as descriptions of other significant accounting policies. Actual results may differ materially from these estimates under different assumptions or conditions.

Revenue Recognition.    We derive our revenues primarily from two sources: license revenues, which consist of software license fees; and service revenues, which are comprised of fees for maintenance and support, consulting and training. Revenue recognition rules are complex, and require our management to exercise judgment and make a number of estimates. For example, most of our contracts contain multiple element arrangements, which require us to make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether vendor-specific evidence of fair value exists for each element and to determine whether and when each element has been delivered. We also evaluate whether a risk of concession exists with regards to specific contracts or customers, and also whether there is any material risk of customer non-payment or product returns. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Revenue that we cannot recognize in a particular period is reflected on our balance sheet as deferred revenue and recognized over time as the applicable revenue recognition criteria are satisfied. These estimates are made based upon all of the information available to us at the time. Material differences may result in the amount and timing of our revenue for any given period if different judgments are made or different estimates are utilized.

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is established through a charge to our general and administrative expenses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in aggregate, and current economic conditions that may affect a customer’s ability to pay or suggest that a particular market sector is more prone to liquidity issues. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate subsequent to the date of our arrangements with them, this could result in an impairment of their ability to make payments and additional allowances would be required.

Returns.    Prior to December 31, 2002, we maintained a returns reserve, established through a debit to license revenue. The reserve was for estimated losses resulting from the possibility of product returns by customers. At December 31, 2002, we analyzed our past returns history, and combined with changed business practices we determined that a reserve was no longer appropriate. As a result of this analysis, the entire reserve was reversed in the fourth quarter of 2002, resulting in a net increase to license revenue of $620,000 during the fourth quarter and $527,000 during fiscal year 2002. If in the future we experience customer returns, this may materially negatively impact our business.

Compensation Accruals.    Marimba records an accrual of compensation expenses which reflects compensation earned but not paid prior to the end of each period. The primary components of this accrual are commissions related to sales, variable compensation programs for non-executives, and executive bonuses. These compensation programs may contain elements that are based upon both quarterly and annual performance, and we are required to estimate these payouts based upon the knowledge we have at the time we report our results. The use of different judgments and estimates could have the affect of increasing or decreasing reported compensation costs in any given period. In particular, estimates of annual results made when recording charges early in any fiscal year could, if proven incorrect, result in significant adjustments in later parts of the year as events unfold and our estimates are refined. For example, during fiscal 2002 we accrued executive and employee bonuses during the first and second quarter. Subsequent to year-end, we determined that certain accrued bonuses would not be paid, and as a result we reversed these accruals in the fourth quarter results, which had the effect of reducing our expenses in the fourth quarter by approximately $605,000.

July 2002 Legal Settlement. On July 25, 2002, the court approved a settlement between Marimba and Beck Systems, as described in the notes to the financial statements. Under the terms of the agreement for the settlement, Marimba obtained a license to Beck Systems’ patents. The amount charged to cost of license revenues during the quarter ended June 30, 2002 was based on the apportionment of the total amount which related to payment for the alleged past infringement. The remaining amount, which was recorded as acquired technology during the third quarter of 2002 and is being amortized to cost of license revenues over a five-year period, represents the proportion of the total settlement relating to the future benefit to Marimba of the ongoing license to Beck Systems’ patents. The amounts allocated to the expense and the asset were based, respectively, on our license revenues since inception versus our projection of the revenue relating to the technology that we expect to generate over the next 5 years. Management’s assumptions about future revenues and the period over which our product will embed the patented technology required significant judgment. Our revenues have fluctuated in the past and are expected to continue to do so. In addition, it is not clear how long our products will include the patented technology. If we had made a different estimate of future revenues or the period over which our product will embed the patented technology, the apportionment of the settlement amount between the charge relating to the alleged past infringement and the acquired technology asset would have been different.

Acquired Technology.    We review our acquired technology for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.

Contingencies and Litigation.    We are sometimes subject to proceedings, lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable losses. A determination of the amount of loss contingency required, if any, for these matters is made after careful analysis of each individual matter. Established loss contingencies may change and new loss contingencies may be established as the facts and circumstances of each matter changes.

Results of Operation

The following table presents selected financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2002	2001	2000
Statement of Operations Data:

Revenues:
License	51.7%	63.1%	71.1%
Service	48.3	36.9	28.9

Total revenues	100.0	100.0	100.0

Cost of revenues:
License	7.8	1.4	1.5
Service	16.5	13.4	9.7

Total cost of revenues	24.3	14.8	11.2

Gross margin	75.7	85.2	88.8
Operating expenses	110.7	117.1	118.6
Net loss	(30.8)%	(26.1)%	(19.9)%

Revenues

The following table presents selected revenue data for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Revenues:
License	$18,223	$27,801	$31,329
Service	17,004	16,229	12,718

Total revenues	$35,227	$44,030	$44,047

Percentage of total revenues:
License	52%	63%	71%
Service	48	37	29

Total revenues in 2002 were $35.2 million, compared to revenues of $44.0 million in both 2001 and 2000. The decrease in total revenues was due to a decrease in license revenues, partially offset by an increase in service revenues. The decrease in license revenues and increase in service revenues are discussed below.

License Revenues.    License revenues decreased $9.6 million, or 34%, to $18.2 million in 2002 from $27.8 million in 2001. License revenues decreased $3.5 million, or 11%, to $27.8 million in 2001 from $31.3 million in 2000. License revenues in fiscal 2002 included $527,000 from the reversal of our sales return allowance reserve, based on our evaluation of our past history of returns. Overall, the decrease in license revenues since 2000 was due primarily to a generally weak IT spending environment that led to lower deal sizes and longer sales cycles.

The following table presents the license revenues derived from each of our product lines as a percentage of total license revenues (note that prior to 2001, sales of Embedded Management products were included with the Desktop/Mobile Management product line):

	Year Ended December 31,
	2002	2001	2000
Percentage of total license revenues:
Desktop/Mobile Management	76%	76%	88%
Server Management	19	18	12
Embedded Management	5	6	—

Service Revenues.    Service revenues include support and maintenance, consulting and training. Service revenues increased $775,000, or 5%, to $17.0 million in 2002 from $16.2 million in 2001. Service revenues in 2001 increased $3.5 million, or 28%, to $16.2 million from $12.7 million in 2000. The increase in service revenues since 2000 was due primarily to the increase in support and maintenance revenues. Support and maintenance revenues are driven by new license sales and by renewals of existing annual maintenance contracts. The downturn in sales of licenses during 2002 may negatively impact service revenues in the future. The following table presents the components of service revenues as a percentage of service revenues for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
Percentage of total service revenues:
Consulting	17%	18%	26%
Support and maintenance	78	77	69
Training	5	5	5

As a percentage of total revenues, service revenues were 48%, 37% and 29% of total revenues in 2002, 2001 and 2000, respectively. The increase in service revenues as a percentage of total revenues was due primarily to lower license revenues since 2000.

International.    Revenues outside the United States represented approximately 16%, 8% and 5% of total revenues in 2002, 2001 and 2000, respectively. International revenues increased by $2.0 million, or 55%, to approximately $5.5 million in 2002 when compared to 2001. In 2001, international revenues increased by $1.4 million, or 67%, to approximately $3.4 million from $2.1 million in 2000. The increase in revenues outside the United States was due primarily to our sales and marketing efforts in Europe and more specifically to our expansion in the United Kingdom and France. The following table presents our revenues by regions as a percentage of total revenues:

	Year Ended December 31,
	2002	2001	2000
Revenue:
United States	85%	92%	95%
Europe	12	6	3
Other regions	3	2	2

Costs of Revenues

Cost of License Revenues.    Cost of license revenues consists primarily of the cost of third-party software technology that was either integrated into our products or resold by us. Cost of license revenues was $2.7 million, $595,000 and $681,000 in 2002, 2001 and 2000, respectively. The increase in cost of license revenues in 2002 was due primarily to a $1.9 million charge recorded in the second quarter of 2002 in relation to the legal settlement of a patent dispute, which involved a patent license, and to a lesser extent an increase in sales of third party products. We expect to record additional charges to cost of license revenues of approximately $85,000 per quarter over the next five years in connection with this patent settlement. The following table presents our gross margin on license revenues:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
License revenues	$18,223	$27,801	$31,329
Cost of license revenues	2,737	595	681

Gross margin on license revenues	$15,486	$27,206	$30,648
Gross margin on license revenues as a percentage of license revenues	85%	98%	98%

Cost of Service Revenues.    Cost of service revenues includes:

•	salaries and related expenses of our customer service and training organizations;

•	salaries and related expenses of our consultants for billable consulting engagements;

•	cost of third parties contracted to provide consulting services to our customers; and

•	an allocation of our facilities, depreciation and certain other overhead expenses.

Cost of service revenues was $5.8 million, $5.9 million and $4.3 million in 2002, 2001 and 2000, representing 34%, 37% and 33% of service revenue, respectively. The increase in 2001 over 2000 was due primarily to growth in our customer service and training organizations, higher fees paid to a third party that provides after hours telephone support for our customers and an increase in the costs of providing our consulting services, commensurate with the increase in consulting revenues. The following table presents our gross margin on service revenues:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Service revenues	$17,004	$16,229	$12,718
Cost of service revenues	5,829	5,940	4,256

Gross margin on service revenues	$11,175	$10,289	$8,462
Gross margin on service revenues as a percentage of service revenues	66%	63%	67%

Gross Margin

Gross margin was 76%, 85% and 89% in 2002, 2001 and 2000, respectively. During 2002, the gross margin was negatively impacted by a $1.9 million charge in cost of license revenues related to a legal settlement involving a patent license, and by the decrease in license revenues as a percentage of total revenues.

Operating Expenses

Research and Development.    Research and development expenses, which are expensed as incurred, consist primarily of:

•	salaries and related costs of our engineering organization;

•	fees paid to third-party consultants, if any; and

•	an allocation of our facilities, depreciation and certain other overhead expenses.

We believe that our success is dependent in large part on the continued enhancement of our current products and the ability to develop new, technologically advanced products that meet the sophisticated requirements of our customers. Research and development expenses were $7.9 million, $10.5 million and $11.1 million in 2002, 2001 and 2000, respectively. The decrease in absolute dollars was due primarily to workforce reductions announced in July 2002 and April 2001, as well as our decisions during the second quarter of 2001 to discontinue the development of a hosting service and separately close our Houston development facility. Over time, we plan to increase our expenses in research and development activities as we continue to enhance our products.

Sales and Marketing.    Sales and marketing expenses consist primarily of:

•	salaries and related costs of our sales and marketing organizations;

•	sales commissions;

•	costs of our marketing programs, including public relations, advertising, trade shows, collateral sales materials, and seminars;

•	rent and facilities costs associated with our regional and international sales offices; and

•	an allocation of our facilities, depreciation and certain other overhead expenses.

Sales and marketing expenses were $24.1 million, $32.0 million and $27.8 million in 2002, 2001 and 2000, respectively. From 2001 to 2002, sales and marketing expenses decreased in absolute dollars due primarily to fewer promotional activities, reductions of headcount in sales management, and lower commissions as a result of lower sales. From 2000 to 2001, sales and marketing expenses increased due primarily to growth in the sales organization during the first half of 2001, expansion of Marimba’s sales operation in the United Kingdom and telemarketing expenses. Over time, we expect to increase our investment in sales and marketing in our efforts to grow revenues and expand our brand awareness.

General and Administrative.    General and administrative expenses consist primarily of:

•	costs of our finance, human resources and legal services organizations;

•	insurance premiums and third-party legal and other professional services fees; and

•	an allocation of our facilities, depreciation and certain other overhead expenses.

General and administrative expenses were $5.7 million, $7.9 million and $12.6 million in 2002, 2001 and 2000, respectively. General and administrative expenses decreased in absolute dollars from 2001 to 2002 due primarily to reductions of headcount and general cost cutting measures. General and administrative expenses were higher in 2000 compared with 2001 due primarily to the settlement of patent disputes and an increase in the bad debt provision of approximately $2.1 million in 2000.

Restructuring.    In April 2001, we eliminated approximately 20% of our workforce, or 60 employees and independent contractors across all company departments. We recorded a charge of $789,000 in the second quarter of 2001 related to the restructuring plan. Of this amount, $666,000 of the restructuring accrual was reduced by cash payments made during the year ended December 31, 2001 and the remaining balance of $123,000 was reversed out in 2002 once we determined that all outstanding obligations had been settled.

In July 2002, we eliminated approximately 12% of our workforce, or 24 employees, across all company departments. We recorded a restructuring charge of $200,000 in connection with this plan, which consisted of charges of $323,000 for severance and benefits related to the workforce reduction, offset by a $123,000 adjustment from the charge for our April 2001 restructuring plan.

Deferred Compensation.    We record deferred compensation representing the difference between the exercise prices of options granted to acquire shares of common stock and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We also record deferred compensation to represent the intrinsic value of certain restricted stock awards. Deferred compensation is amortized over the vesting periods of the options and stock using the graded vesting method.

In 2000, we recorded deferred compensation of approximately $1.0 million (net of reduction of $1.6 million due to forfeited stock options and repurchased shares), which represented the intrinsic value of certain stock awards. In 2001, we recorded deferred compensation of approximately $21,000 (net of reduction of $2.4 million due to forfeited stock options and repurchased shares), which represented the intrinsic value of certain stock awards. In 2002, we recorded a reversal in deferred compensation of approximately $204,000 (net of reduction of $513,000 due to forfeited stock options and repurchased shares), which represented the intrinsic value of certain stock awards. Deferred compensation is being amortized over the vesting periods of the stock options and stock using the graded vesting method.

We amortized deferred compensation expense, net of gains resulting from the forfeiture of stock options and repurchase of shares due to employee departures, of $1.1 million, $361,000 and $809,000 for fiscal years 2002, 2001 and 2000, respectively. This compensation expense relates to stock options and stock awarded to individuals in all operating expense categories.

Interest Income and Other Expenses, Net

Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments offset by other miscellaneous expenses. Interest income, net was $1.6 million, $2.8 million and $4.5 million in 2002, 2001 and 2000, respectively. The decrease in interest income, net, from 2000 to 2001 to 2002 was due primarily to lower invested cash balances and lower interest rates.

	Year Ended December 31,
	2002	2001	2000
	(in thousands):
Average cash, short-term and long-term investments	$55,450	$64,656	$73,844
Interest income	$1,536	$2,817	$4,562
Average return	2.8%	4.4%	6.2%

Provision for Income Taxes

Marimba’s provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consists of state income, franchise taxes and foreign taxes. No provision for Federal taxes has been recorded, because we have experienced operating losses from inception through 2002.

As of December 31, 2002, we had Federal net operating loss carryforwards of approximately $49.0 million. We also had a Federal research and development tax credit carryforward of approximately $1.2 million at that date. The net operating loss and credit carryforwards will expire at various dates beginning in 2011 through 2021 if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations contained in the Internal Revenue Code of 1986 and similar state provisions and this annual limitation may result in the expiration of the net operating loss and credits before utilization.

Liquidity and Capital Resources

As of December 31, 2002, our principal sources of liquidity included approximately $11.7 million of cash and cash equivalents and $24.6 and $13.9 million of short-term and long-term investments in marketable securities, respectively.

Cash equivalents consisted of financial instruments, which are readily convertible to cash and have maturities of three months or less at the time of acquisition. Investments with remaining maturities of less than one year are considered short-term and the ones with maturities longer than one year are considered long-term investments. Investments are reported at fair market value and are managed by professional investment managers.

Net cash used in operating activities decreased to $8.2 million during 2002 from $11.6 million in 2001, due primarily to a smaller decrease in deferred revenues from 2002 to 2001, compared to the decrease from 2000 to 2001, and to lower direct personnel expenses due to restructuring measures. Net cash used in investing activities increased to $6.5 million in 2002 from $569,000 in 2001 due primarily to net purchases of short-term investments and the acquisition of technology in relation to the legal settlement of a patent dispute. Net cash provided by financing activities decreased from $5.1 million in 2001 to $337,000 in 2002, due to lower proceeds from stock option exercises in 2002 and a $3.9 million receivable balance under a purchase facility with a bank in 2001.

Total liquidity and capital resources decreased by $9.8 million from 2001 to 2002 and by $8.0 million from 2000 to 2001. This decrease in total capital resources is primarily due to cash used in operating activities and to a $2.75 million cash payment in relation to the legal settlement of a patent dispute in 2002.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Cash and cash equivalent	$11,704	$26,139	$33,122
Short-term investments	24,643	16,054	30,803
Long-term investments	13,917	17,916	4,146

Total capital resources	$50,264	$60,109	$68,071

Our primary contractual obligations consist of noncancellable operating lease agreements. As of December 31, 2002, future minimum lease payments under noncancellable operating leases for the period 2003 through 2005 are expected to be approximately $4.6 million, as presented in the table below:

Operating Leases
(in thousands)
Year ending December 31:
2003	1,935
2004	1,960
2005	715
2006 and thereafter	—

Total minimum lease payments	$4,610

We currently anticipate that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, it is possible that we could experience unexpected cash requirements that would force us to seek financing, or at some point in the future we may otherwise seek financing to support our long-term operations. In any such event, we may seek to sell additional equity or debt securities or obtain a credit facility. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced.

Approval of Non-Audit Services

During the quarter ended December 31, 2002, there were no additional non-audit services performed by Marimba’s independent accountants that had not been previously approved by the audit committee.

Recent Accounting Pronouncements

On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that we recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses that we have granted contain provisions that indemnify licensees of the software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We have historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. We will be required to implement the provisions of FIN 45 as of January 1, 2003 and do not believe that FIN 45 will have a material impact on our financial position, results of operations or cash flows.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”. Statement 148 amends FASB statement No. 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have adopted the disclosure provisions for this Form 10-K. We will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on our financial position or results of operations.

For a description of the other accounting pronouncements that may apply to our financial results, see note 1 to The Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part I of this report.

We Have Incurred Losses and May Incur Future Losses

Our total revenues declined in 2002 compared to 2001 and 2000, and we may not be able to increase our revenues. We have never generated a quarterly operating profit, and we had an accumulated deficit as of December 31, 2002 of approximately $50.0 million. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability in the long run. Our history of losses may cause some of our potential and/or actual customers to question our viability, which may in turn hamper our ability to sell some of our products or collect receivables.

Fluctuations in Our Quarterly Operating Results Could Adversely Affect Our Stock Price

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

A substantial portion of our revenues for most quarters has been recorded in the last month of the quarter and the magnitude of quarterly fluctuations in operating results may not become evident until late in or towards the end of a particular quarter. As a result, a delay in recognizing revenue, even from a single account, could seriously harm our operating results.

Our expense levels are relatively fixed for a particular quarter and are based, in part, on expectations as to future revenues. As a result, if revenue levels fall below our expectations for a particular quarter, our operating results will be adversely affected as only a small portion of our expenses vary with our revenues. We have historically operated with little product backlog, because our products are generally delivered as orders are received. As a result, revenue in any quarter will depend on the volume and timing of, and our ability to fill, orders received in that quarter.

We generally expect that revenues in the first and third quarters of each year will not substantially exceed, and may be lower than, revenues in the immediate prior quarter due to the annual nature of companies’ purchasing and budgeting cycles and the year-to-date structure of our sales incentive program. To the extent that seasonality makes it more difficult to predict our revenues, the volatility of our stock price may increase.

Our Revenues in Any Quarter Depend on a Small Number of Relatively Large Orders

Our quarterly revenues are especially subject to fluctuation because they depend on the completion of relatively large license transactions. For example, during the fourth quarter of fiscal 2002, one transaction accounted for more than 20% of our overall license revenues for that quarter. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period.

We Are Subject to the Effects of General Economic and Geopolitical Conditions and Reductions in Corporate IT Spending, and the Current Economic Downturn May Continue to Adversely Impact Our Business

Our business is subject to the effects of general economic conditions and, in particular, market conditions in the industries that we serve. We believe that our operating results are being adversely impacted by recent unfavorable general economic and geopolitical conditions and reductions in corporate IT spending. Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. Our customers’ decisions to purchase our products are discretionary and subject to their internal budgets and purchasing processes. In addition, since many of our customers may be suffering adverse effects from the general economic slowdown, we may find that collecting accounts receivable from existing or new customers will take longer than we expect or that some accounts receivable will become uncollectible. If these conditions do not improve, or if they deteriorate further, our business and operating results are likely to continue to be adversely impacted.

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

We Need to Continue to Enhance and Develop Our Server Management and Embedded Management Product and Develop New Products and Services

There can be no assurance that the revenues from our newer products, Server Management and Embedded Management, will grow in absolute amount or as a percentage of total license revenues. In addition, we cannot assure you that our Server Management products and Embedded Management products will meet customer expectations or gain widespread market acceptance.

To provide comprehensive software change management solutions, we will need to develop and introduce new products and services which offer functionality that we do not currently provide. We may not be able to develop these technologies, and therefore, we may not be able to offer a comprehensive software change management solution. In addition, we have, in the past, experienced delays in new product releases, and we may experience similar delays in the future. If we fail to release new products on a timely basis, our business and operating results could be seriously harmed.

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

Our Ability to Grow and Sustain Service Revenues Depends on New License Customers and Service Contract Renewals

Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenues negatively impacts our future service revenues. Our license revenues decreased during 2002, which could lead to a decrease in service revenues in 2003 and beyond.

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

Failure to Further Develop and Sustain Our Indirect Sales Channel and Third-Party Distribution Relationships Could Limit or Prevent Future Growth

We have a limited number of distribution relationships for our products with systems integrators and other resellers, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. We are relying in part on the growth of our indirect sales channel for future revenue growth, and if this does not continue to develop, our ability to grow our revenues may be materially harmed.

Our current agreements with our distribution partners typically do not prevent these companies from selling products of other companies, including products that may compete with our products, and do not generally require these companies to purchase minimum quantities of our products. Some of these relationships are governed by agreements that can be terminated by either party with little or no prior notice. These distributors could give higher priority to the products of other companies or to their own products than they give to our products. In addition, sales through these channels generally result in lower fees to Marimba than direct sales. The loss of, or significant reduction in, sales volume to any of our current or future distribution partners as a result of any of these or other factors could seriously harm our revenues and operating results.

We Rely on Third-Party Marketing and Technology Relationships For Future Sales Growth

We currently have several marketing and technology relationships. These relationships include joint sales and marketing relationships that provide us access to potential sales to large enterprises that we might not otherwise have access to, as well as product integration and other relationships. If we cannot maintain successful marketing and technology relationships or if we fail to enter into additional marketing and technology relationships, we could have difficulty expanding the sales of our products and our growth might be limited. Our marketing and technology relationships are generally not documented in writing, or are governed by agreements that can be terminated by either party with little or no prior notice. In addition, companies with which we have marketing or technology relationships may promote products of several different companies, including those of our competitors. If these companies choose not to promote our products or if they develop, market or recommend applications that compete with our products, our business would be harmed.

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

Our Business and Financial Performance Depends on Our Ability to Retain and Attract Key Personnel

Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel. We have recently had changes in our senior management. Several members of our senior management are relatively new to Marimba, and our success will depend in part on the successful assimilation and performance of these individuals.

We may not be successful in attracting qualified senior management personnel or be able to attract, assimilate and retain other key personnel in the future. None of our senior management or other key personnel in the U.S. is bound by an employment agreement. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other companies in the software industry, we face competition for qualified personnel. To compete, we believe that we must provide personnel with a competitive compensation package, including stock options. The recent downturn in the trading price of our stock has reduced the incentive effect of many of our previously-granted stock options. If we lose senior management or key employees and are unable to replace them with qualified individuals, our business and operating results could be seriously harmed.

If Requirements Relating to Accounting Treatment For Employee Stock Options Are Changed, We May Be Forced to Change Our Business Practices

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by administrative and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as a compensation expense. As a result, we could decide to decrease the number of employee stock options which we would grant. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. In addition, such a change could have a negative effect on our earnings.

We Have a Long Sales Cycle that Depends upon Factors Outside Our Control

A customer’s decision to license our products typically involves a significant commitment of resources and is influenced by the customer’s budget cycles and internal approval procedures for IT purchases. In addition, selling our products requires us to educate potential customers on our products’ uses and benefits. As a result, our products have a long sales cycle, which can take over six months, and sales cycles are generally lengthening during the current economic slowdown. We face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant capital expenditures. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to test our products before they decide whether to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

Our Markets are Highly Competitive and are Experiencing Consolidation, and Our Operating Results and Financial Condition Could Be Materially Harmed if We Are Unable to Compete Effectively

The markets for our products are highly competitive, and we expect this competition to persist and intensify in the future. We compete against both new entrants into our markets as well as existing companies. Our failure to maintain and enhance our competitive position could seriously harm our business and operating results. We encounter competition from a number of sources, including:

•	Sellers of enterprise-wide management systems, which include electronic software distribution;

•	Companies that market products that support the distribution of software applications and content;

•	Desktop software management products;

•	Application server vendors and others that have introduced software distribution capabilities into their products; and

•	Our potential customers’ own information technology departments and internal development efforts.

Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have more extensive customer bases and broader customer relationships that they could leverage, including relationships with many of our current and potential customers. Many also have significantly more established customer support and professional service organizations than we do. In addition, these companies may adopt aggressive pricing policies which we are unable to match. In the past, we have lost potential customers to competitors for various reasons, including lower prices. Furthermore, these companies may have greater brand name recognition that we do. To achieve widespread market acceptance, we will need to further establish the Marimba brand and be able to differentiate our product and service offerings from those of our competitors.

Contributing to these challenges, our industry has been subject to consolidation, which subjects us to competition with larger companies offering integrated solutions and a wider breadth of products. Potential competitors may bundle their products or incorporate additional components into existing products in a manner that discourages users from purchasing our products. Alliances among competitors or between competitors and other large software companies present similar competitive challenges. As a result of consolidation or alliances, these competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can.

In addition, enterprises that have already invested substantial resources in other methods of deploying and managing their applications, content and/or services may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems.

Protection of Our Intellectual Property Is Limited

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. To the extent that we have sufficient resources to pursue such litigation, it could result in substantial costs and diversion of resources and could significantly harm our business and operating results. In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States.

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

We Are Involved in a Securities Class Action Litigation and Are At Risk of Additional Similar Litigation

We are a party to the securities class action litigation described in Part I, Item 3—“Legal Proceedings” of this report. The defense of this litigation may increase our expenses and divert our management’s attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

Our Products and Services Require a Sophisticated Sales Effort

Over the long term, as our business grows, we may need to expand our sales and marketing efforts in order to increase market awareness of our products, market our products to a greater number of enterprises and generate increased revenues. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New hires require extensive training and typically take at least six months to achieve full productivity. There is no assurance that new sales representatives will ultimately become productive. In prior quarters, our license revenues have often resulted from contracts closed by just a few sales representatives. If we were to lose qualified and productive sales personnel, our revenues could be adversely impacted. Furthermore, the cost of hiring and training replacement sales personnel could be significant.

We Need to Expand Our Professional Services

We believe that growth in our product sales partly depends on our ability to provide our customers with professional services and to educate third-party resellers and consultants on how to provide similar services. As we grow, we plan to increase our services personnel to meet these needs. However, due to the competition for qualified services personnel, we may not be able to attract, train or retain the number of highly qualified services personnel that our business needs.

Our Operating Results and Financial Condition May be Materially Harmed if We Are Not Successful At Expanding Internationally

We plan to increase our international sales force and operations. Expanding internationally requires significant management attention and financial resources, and we may not grow our revenues enough to cover these expenses. For any such expansion, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, as international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increases in our tax rates. Furthermore, products may need to be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and could take longer than we anticipate.

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

Almost all of our products are written in Java and require a Java virtual machine in order to operate. Vendors offering these Java virtual machines may not continue to make these implementations of the Java virtual machines available at commercially reasonable terms or at all. Furthermore, if Sun Microsystems, Inc. were to make significant changes to the Java language, if significant changes were to be made to Java virtual machine implementations of Sun Microsystems, Inc. and other vendors or if they fail to correct defects and limitations in these products, our ability to continue to improve and ship our products could be impaired. In the future, our customers may also require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exis or are not available on commercially reasonable terms. Our customers may also use particular implementations of the Java virtual machines that may not be technically or commercially acceptable for integration into our products.

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

We offer performance warranties with the purchase of a license for our software products. Such warranties typically require us to repair or replace a defective or non-conforming product reported to us during the applicable warranty period, or if repairing or replacing the product is commercially impracticable, to return the license fees paid for the defective or non-conforming product. We do not currently reserve for possible products returns. Because of this, any future product returns that require us to return amounts paid to us, especially from large customers or with respect to large transactions, could have a material adverse effect on our business and operating results.

In addition, since many of our customers use our products for business-critical applications, errors, defects or other performance problems could result in financial or other damage to our customers and could significantly impair their operations. Our customers could seek damages for losses related to any of these issues. A product liability claim or warranty claim brought against us, even if not successful, would likely be time consuming and costly to defend and could adversely affect our marketing efforts.

Our Stock Price Is Likely to Continue to be Volatile

The market price of our common stock has been and is likely to continue to be volatile. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technological innovations, new products or new contracts by us or our competitors, developments with respect to patents or proprietary rights and related litigation, other material litigation involving Marimba, changes in our management or other key employees, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology companies. Furthermore, our common stock is thinly traded, which contributes significantly to the volatility of our stock price. Due to the low trading volume of our stock, stockholders may not be able to purchase or sell shares, particularly large blocks of shares, as quickly and as inexpensively as if the trading volume were higher. Volatility in the price of our common stock may adversely affect its market price.

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

We Have Experienced Credit-Related Issues with Certain of Our Customers and We May Not Achieve Anticipated Revenue if We Need to Defer a Significant Amount of Revenue

We have experienced, in the past, credit-related issues with certain of our existing and proposed customers, primarily due to the economic slowdown in the United States. Because a small number of customers account for a large portion of our revenue in any given quarter, the credit-worthiness of our largest customers is critical to our cash flows. At December 31, 2002, three customers represented 28%, 13% and 12% of net accounts receivable, and at December 31, 2001, four customers represented 18%, 13%, 13% and 13% of net accounts receivable. We wrote off $1.0 million in uncollectible accounts during fiscal 2002, which had been previously reserved in 2001. Should we have more customers than we anticipate with liquidity issues, or if payment is not received on a timely basis, our business, operating results and general financial condition could be seriously harmed.

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

Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	securities of U.S. corporations that, when purchased, are rated A1 or AA by Standard and Poor’s or the Moody’s equivalent; and

•	money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting particular credit rating and net worth requirements with maturities of less than two years.

The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity, for our investment portfolio as of December 31, 2002 and 2001. This table does not include money market funds, because those funds are not subject to market risk.

	Maturing during
	2003	2004
	(in thousands)
December 31, 2002:
Cash equivalents	$9,148	$—
Weighted average interest rate	0.85%	—
Long-term and short-term investments	$24,643	$13,917
Weighted average interest rate	2.52%	2.09%
Total	$33,791	$13,917
Weighted average interest rate	2.07%	2.09%

	Maturing during
	2002	2003
	(in thousands)
December 31, 2001:
Cash equivalents	$20,841	$—
Weighted average interest rate	1.77%	—
Long-term and short-term investments	$16,054	$17,916
Weighted average interest rate	3.74%	3.88%
Total	$36,895	$17,916
Weighted average interest rate	2.63%	3.88%

Exchange Rate Sensitivity

We develop products primarily in the United States, and sell our products and services primarily in North America, Europe and Asia. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. A portion of our sales are currently transacted in British Pounds and Euros, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuations in exchange rates. Near-term changes in exchange rates may have a material impact on our future revenues, earnings, fair values or cash flows. We have not engaged in foreign currency hedging transactions during the twelve months ended December 31, 2002. There can be no assurance that a sudden and significant change in the value of the British Pound or Euro would not seriously harm our financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARIMBA, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Marimba, Inc.

We have audited the accompanying consolidated balance sheets of Marimba, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marimba, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

San Francisco, California

January 17, 2003

MARIMBA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$11,704	$26,139
Short-term investments	24,643	16,054
Accounts receivable, net of allowances of $750 and $2,358 at December 31, 2002 and 2001	6,546	7,791
Prepaid expenses and other current assets	1,321	1,691

Total current assets	44,214	51,675
Property and equipment, net	2,333	3,900
Long-term investments	13,917	17,916
Acquired technology	1,536	—
Other assets	369	360

	$62,369	$73,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$465	$365
Accrued liabilities	1,576	2,013
Accrued compensation	2,348	3,408
Deferred revenue	8,299	9,213

Total current liabilities	12,688	14,999
Deferred rent	286	265
Deferred revenues non-current	667	1,345

Total long-term liabilities	953	1,610
Stockholders’ equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, no shares designated, issued and outstanding	—	—
Common stock; $.0001 par value, 80,000 shares authorized, 25,201 and 24,142 shares issued and outstanding at December 31, 2002 and 2001, respectively	2	2
Additional paid-in capital	98,728	97,765
Deferred compensation	(239)	(1,542)
Accumulated other comprehensive income	215	141
Accumulated deficit	(49,978)	(39,124)

Stockholders’ equity	48,728	57,242

	$62,369	$73,851

See accompanying notes.

MARIMBA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues:
License	$18,223	$27,801	$31,329
Service	17,004	16,229	12,718

Total revenues	35,227	44,030	44,047
Cost of revenues:
License	2,737	595	681
Service	5,829	5,940	4,256

Total cost of revenues	8,566	6,535	4,937

Gross profit	26,661	37,495	39,110
Operating expenses:
Research and development	7,948	10,508	11,114
Sales and marketing	24,060	31,965	27,758
General and administrative	5,683	7,934	12,570
Restructuring costs	200	789	—
Amortization of deferred compensation	1,099	361	809

Total operating expenses	38,990	51,557	52,251

Loss from operations	(12,329)	(14,062)	(13,141)
Interest income	1,536	2,817	4,562
Interest and other income (expenses)	18	(43)	(21)

Loss before income taxes	(10,775)	(11,288)	(8,600)
Provision for income taxes	79	199	179

Net loss	$(10,854)	$(11,487)	$(8,779)

Basic and diluted net loss per share	$(0.44)	$(0.48)	$(0.38)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	24,427	23,943	23,200

See accompanying notes.

MARIMBA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances at January 1, 2000	23,146	2	93,436	(1,680)	(261)	(18,858)	72,639	$(4,469)

Issuance of common stock upon exercise of stock options	459	—	1,099	—	—	—	1,099
Issuance of common stock under employee stock purchase plan	89	—	924	—	—	—	924
Repurchases of restricted common stock	(109)	—	(141)	—	—	—	(141)
Translation adjustment	—	—	—	—	(20)	—	(20)	$(20)
Unrealized gain on investments	—	—	—	—	272	—	272	272
Deferred compensation, net of cancellation adjustment	—	—	1,011	(1,011)	—	—	—
Amortization of deferred compensation	—	—	—	809	—	—	809
Net loss	—	—	—	—	—	(8,779)	(8,779)	(8,779)

Balances at December 31, 2000	23,585	2	96,329	(1,882)	(9)	(27,637)	66,803	$(8,527)

Issuance of common stock upon exercise of stock options	323	—	594	—	—	—	594
Issuance of common stock under employee stock purchase plan	338	—	715	—	—	—	715
Issuance of stock option for services		—	120	—	—	—	120
Repurchases of restricted common stock	(104)	—	(14)	—	—	—	(14)
Deferred compensation, net of cancellation adjustment	—	—	21	(21)	—	—	—
Translation adjustment	—	—	—	—	(9)	—	(9)	$(9)
Unrealized gain on investments	—	—	—	—	159	—	159	159
Amortization of deferred compensation	—	—	—	361	—	—	361
Net loss	—	—	—	—	—	(11,487)	(11,487)	(11,487)

Balances at December 31, 2001	24,142	$2	$97,765	$(1,542)	$141	$(39,124)	$57,242	$(11,337)

Issuance of common stock upon exercise of stock options and grant of restricted common shares	297	—	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	285	—	371	—	—	—	371
Issuance of common stock in connection with legal settlement and acquired technology	500	—	830	—	—	—	830
Repurchases of restricted common stock	(23)	—	(35)	—	—	—	(35)
Deferred compensation, net of cancellation adjustment	—	—	(204)	204	—	—	—
Translation adjustment	—	—	—	—	(21)	—	(21)	(21)
Unrealized gain on investments	—	—	—	—	95	—	95	95
Amortization of deferred compensation	—	—	—	1,099	—	—	1,099
Net loss	—	—	—	—	—	(10,854)	(10,854)	(10,854)

Balances at December 31, 2002	25,201	$2	$98,728	$(239)	$215	$(49,978)	$48,728	$(10,780)

See accompanying notes.

MARIMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(10,854)	$(11,487)	$(8,779)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,864	2,096	1,599
Amortization of deferred compensation	1,099	361	809
Amortization of acquired technology	171	—	—
Issuance of stock option for services	—	120	—
Issuance of common stock in connection with legal settlement	830	—	—
Loss on disposal of property and equipment	13	64	49
Changes in operating assets and liabilities:
Accounts receivable, net	1,245	856	(5,101)
Prepaid expenses and other current assets	370	435	(514)
Other assets	(9)	—	(324)
Accounts payable	100	(715)	(128)
Accrued liabilities	(437)	212	(134)
Accrued compensation	(1,060)	(647)	776
Deferred revenue	(1,592)	(2,958)	2,197
Deferred rent	21	112	105

Net cash provided by (used in) operating activities	(8,239)	(11,551)	(9,445)

Investing activities:
Acquired technology in connection with legal settlement	(1,707)	—	—
Capital expenditures, net	(310)	(1,786)	(2,966)
Purchases of investments	(38,160)	(63,820)	(31,592)
Proceeds from matured investments	33,665	65,037	53,060

Net cash provided by (used in) investing activities	(6,512)	(569)	18,502

Financing activities:
Proceeds from issuance of common stock, net of repurchases	337	1,295	1,883
Proceeds from transfer of financial assets	—	3,853	—
Principal payments under capital lease obligations	—	—	(60)

Net cash provided by financing activities	337	5,148	1,823

Effect of exchange rate changes on cash	(21)	(9)	(20)
Net increase (decrease) in cash and cash equivalents	(14,437)	(6,981)	10,859
Cash and cash equivalents at beginning of year	26,141	33,122	22,263

Cash and cash equivalents at end of year	$11,704	$26,141	$33,122

Supplemental disclosure of cash flow information:
Interest paid	$—	$4	$1

Income taxes paid	$17	$199	$179

Cash paid for technology acquisition	$2,750	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred compensation, net of cancellation adjustment	$(204)	$21	$1,011

Issuance of stock for technology acquisition	$830	$—	$—

See accompanying notes.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

Marimba, Inc. was incorporated in Delaware in February 1996. We develop, market and support software change management and software configuration management solutions. Our products help customers reduce their total cost of information technology (“IT”) ownership and improve quality of IT service by streamlining the distribution and management of software applications and content. Our customer base spans multiple industries, including financial services, healthcare, insurance, manufacturing and telecommunications. We market our products worldwide through a combination of a direct sales force and resellers.

Basis of Presentation

The consolidated financial statements include the accounts of Marimba and its wholly-owned subsidiaries in the United Kingdom and France. Intercompany accounts and transactions have been eliminated in consolidation.

Marimba has incurred operating losses to date and had an accumulated deficit of $50.0 million at December 31, 2002. Marimba’s activities have been primarily financed through its initial public offering of common stock and earlier private placements of equity securities. If Marimba is ultimately unable to achieve profitability and positive cash flows from operations, it may need to raise additional capital through the issuance of debt or equity securities. Such financing may not be available on terms satisfactory to Marimba, if at all.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year presentation format with no impact on net income. All financial information has been reclassified to conform to this presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate these estimates and judgments, including those related to revenue recognition, bad debts, returns, and litigation. Actual results could differ materially from those estimates.

Revenue Recognition

Marimba derives its revenues primarily from two sources (i) license revenues, which consist of software license fees and (ii) service revenues, which are comprised of fees for maintenance and support, consulting and training. Maintenance and support agreements provide technical support and the right to unspecified updates on an if-and-when available basis.

Marimba applies the provisions of Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by Statement of Position 98-9 (“SOP 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the license of software products.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which provides guidance on the recognition,

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Marimba applied the provisions of SAB 101 to all revenue transactions for fiscal 2002 and 2001. The implementation of SAB 101 has not had a material impact on our results of operations, financial position or cash flows.

Marimba licenses software products to corporate customers, OEM partners and resellers on a perpetual basis or a term basis. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable.

Marimba uses either a definitive customer purchase order or signed license agreement as evidence of an arrangement. License revenues in arrangements with customers who are not the ultimate users, primarily resellers, are not recognized until the software is sold through to the end-user. Advance payments from resellers for guaranteed minimum commitments are deferred until the software is sold through to the end-user or upon expiration of the specified commitment time period if the minimum commitments have not been met. Delivery generally occurs when license keys have been made available to the customer through e-mail.

At the time of the transaction, Marimba assesses whether the fee associated with revenue transactions is fixed or determinable and whether collection is probable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and our history with the customer or with similar customers. If a significant portion of a fee is due after our normal payment terms, we generally account for the fee as not being fixed or determinable. In these cases, Marimba recognizes revenue as the fees become due.

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

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising

Marimba expenses advertising costs as incurred. Advertising expense was $54,000, $819,000 and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Cash, Cash Equivalents and Investments

Cash equivalents consisted of financial instruments, which are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Marimba’s cash and cash equivalents as of December 31, 2002 and 2001 consist primarily of commercial paper, corporate and municipal bonds, and demand deposits and money market funds held by large financial institutions in the United States. Investments with remaining maturities of more than three months and less than one year are considered short-term investments. Investments with remaining maturities longer than one year are considered long-term investments. All investments classified as long-term mature during 2004. The carrying value of cash, cash equivalents and investments approximates fair value.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Cash and cash equivalent	$11,704	$26,139	$33,122
Short-term investments	24,643	16,054	30,803
Long-term investments	13,917	17,916	4,146

Total capital resources	$50,264	$60,109	$68,071

Interest receivable	$524	$527	$604

Marimba classifies, at the date of acquisition, its marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are reported at fair market value with the related unrealized gains and losses included in stockholders’ equity. Paid interest and paid dividends on all securities are included in interest income and interest receivable is included in other current assets.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale investments are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2002:
Corporate notes	$20,665	$196	$(1)	$20,860
Market auction rate preferred stock	—	—	—	—
Debt securities from U.S. Government and government agencies	17,608	92	—	17,700

Total investments	$38,273	$288	$(1)	$38,560

Short-term investments	$24,455	$188	$—	$24,643
Long-term investments	13,818	100	(1)	13,917

Total investments	$38,273	$288	$(1)	$38,560

December 31, 2001:
Corporate notes	$22,128	$182	$(15)	$22,295
Market auction rate preferred stock	1,150	—	—	1,150
Debt securities from U.S. Government and government agencies	10,500	25	—	10,525

Total investments	$33,778	$207	$(15)	$33,970

Short-term investments	$16,009	$46	$(1)	$16,054
Long-term investments	17,769	161	(14)	17,916

Total investments	$33,778	$207	$(15)	$33,970

The cost of securities sold is based on the specific identification method.

At December 31, 2002, the amortized cost and estimated fair values of short-term and long-term investments (excluding cash equivalents) by contractual maturity were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$24,455	$24,643
Mature in 1-2 year	13,818	13,917
Mature in 3-4 years	—	—

Total investments	$38,273	$38,560

Property and Equipment

Marimba records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the term of the lease. Repairs and maintenance costs are expensed as incurred.

Income Taxes

Marimba accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes.” Under the asset and

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability method, a current tax asset or liability is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Marimba has recorded a full valuation allowance as of December 31, 2002, because we believe it is more likely than not that our deferred tax assets will not be realized in the foreseeable future.

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

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net loss as reported	$(10,854)	$(11,487)	$(8,779)
Add: Stock-based compensation included in reported net loss	1,099	361	809
Deduct: Total stock-based compensation cost under SFAS 123	(5,287)	(2,324)	(28,037)

Pro forma net loss	$(15,042)	$(13,450)	$(36,007)
Basic and diluted net loss per share:
Reported net loss per common share	$(.44)	$(.48)	$(.38)

Pro forma net loss per common share	$(.62)	$(.56)	$(1.55)

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

For the years ended December 31, 2002, 2001 and 2000, no single customer represented more than 10% of total revenues. At December 31, 2002, three customers represented 28%, 13% and 12% of net accounts receivable, and at December 31, 2001, four customers represented 18%, 13%, 13% and 13% of net accounts receivable.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable Risks

Marimba’s accounts receivable are subject to both collections risks and returns risks. Our gross accounts receivable is reserved against these risks through an allowance for doubtful accounts and a returns reserve.

The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in aggregate, and current economic conditions that may affect a customer’s ability to pay or suggest that a particular market sector is more prone to liquidity issues. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, subsequent to the date of our arrangements with them, this could result in an impairment of their ability to make payments and additional allowances would be required.

Prior to December 31, 2002, we maintained a returns reserve, established through a debit to license revenue. The reserve was for estimated losses resulting from the possibility of product returns by customers. At December 31, 2002, we analyzed our past returns history and determined that we had insignificant history of returns to serve as a quantitative basis for our reserve. As a result of this analysis, the entire reserve was reversed in the fourth quarter of 2002, resulting in a net increase to license revenue of $527,000 during fiscal year 2002. If in the future we experience customer returns, this may materially negatively impact our business.

The following table presents the allowance for doubtful accounts and the returns reserve for 2002, 2001 and 2000:

	Allowance for Doubtful Accounts	Returns Reserve	Total Accounts Receivable Reserves
	(in thousands)
Balance at January 1, 2000	$104	$—	$104
Additions	2,144	237	2,381
Adjustments	(263)		(263)
Write-offs	—	—	—

Balance at December 31, 2000	1,985	237	2,222

Additions	172	290	462
Adjustments	—	—	—
Write-offs	(326)	—	(326)

Balance at December 31, 2001	1831	527	2,358

Additions	—	—	—
Adjustments	(40)	(527)	(567)
Write-offs	(1,041)	—	(1,041)

Balance at December 31, 2002	$750	$—	$750

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Warranty

Marimba maintains a warranty accrual in the event that we incur expenses associated with customer claims made under the warranty provisions of their license agreement. The following table reflects the activity with our warranty accrual:

Accrued Warranty
(in thousands)
Balance at January 1, 2000	$115
Increase to warranty accrual	151
Expenses incurred under warranty	—

Balance at December 31, 2001	$266

Increase to warranty accrual	93
Expenses incurred under warranty	—
Balance at December 31, 2002	$359

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Financing

In June 2001, Marimba entered into a $5 million receivables purchase facility with a bank, pursuant to which Marimba could transfer qualifying accounts receivables to the bank on a non-recourse basis. Transfers under this facility were recorded as sales and accounted for in accordance with Statement of Financial Accounting Standards No. 140 (“FAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the second quarter of 2001, Marimba transferred to the bank accounts receivable totaling approximately $3.9 million, which approximated fair value. The transfer of accounts receivable for cash was reported in the consolidated statement of cash flows as a financing activity. All amounts under this facility were repaid in full, and the purchase facility expired in June 2002.

Segment Information

Marimba operates in one operating segment, the development and marketing of change management software, and has operations in the United States and Europe. For the years ended December 31, 2002, 2001 and 2000, sales in Europe were approximately 12%, 6% and 3% of total revenue, respectively.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our revenues by regions:

	Year Ended December 31,
	2002		2001		2000
	(in thousands)
Revenue:
United States	$29,753	84.5%	$40,507	92.0%	$41,933	95.2%
Europe	4,342	12.3	2,466	5.6	1,365	3.1
Other regions	1,132	3.2	1,057	2.4	749	1.7

Total revenues	$35,227	100.0%	$44,030	100.0%	$44,047	100.0%

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

The following table presents the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net loss	$(10,854)	$(11,487)	$(8,779)

Basic and diluted:
Weighted-average shares of common stock outstanding	24,484	24,012	23,391
Less weighted-average shares subject to repurchase	(57)	(69)	(191)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	24,427	23,943	23,200

Basic and diluted net loss per share	$(0.44)	$(0.48)	$(0.38)

Marimba has excluded all outstanding stock options from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Weighted-average options outstanding to purchase 7,078,000, 6,220,000, and 4,714,000 shares of common stock for the years ended December 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net loss as adjusted by changes in equity such as foreign currency translation adjustments and unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. As of December 31, the components of accumulated other comprehensive income (loss) reflected in the Statement of Stockholders’ Equity were as follows:

	2002	2001	2000
	(in thousands)
Unrealized gain on available-for-sale securities	$287	$192	$33
Foreign currency translation adjustment	(72)	(51)	(42)

Accumulated other comprehensive income (loss)	$215	$141	$(9)

Acquired Technology

On July 19, 2002, Marimba executed an agreement settling patent litigation brought against the Company. Under the terms of the agreement, Marimba obtained a license to patents in exchange for consideration consisting of a $2.75 million cash payment and the issuance of 500,000 shares of our common stock. The portion of the settlement which related to payment for alleged past infringement was expensed to cost of license during the quarter ended June 30, 2002, in the amount of $1.9 million. In the quarter ended September 30, 2002, we recorded an acquired technology asset of $1.7 million, representing the proportion of the total settlement relating to the future benefit to Marimba of the ongoing license to the acquired patent. This asset is being amortized to cost of license revenues ratably over five years, the estimated remaining useful life of the license.

Foreign Currency

The functional currency of all our foreign subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the year. We report translation gains and losses as a separate component of stockholders’ equity. We include net gains and losses resulting from foreign exchange transactions in the statement of operations and they were immaterial in all periods presented.

Recent Accounting Pronouncements

In June 2001, the EITF issued EITF Issue No. 00-25 (“EITF 00-25”), “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, effective for periods beginning after December 15, 2001. EITF 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements. We adopted EITF-00-25 during the first quarter of 2002, and it did not have a material effect on our operating results or financial position.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). FAS 141 establishes new standards for accounting and reporting business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We adopted this statement during the first quarter of 2002.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, which supersedes Accounting Principles Board Opinion No. 17 (“APB 17”), “Intangible Assets”. FAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We adopted this statement during 2002. SFAS 142 did not have a material effect on our operating results or financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121 (“FAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations” for a disposal of a segment of a business. We adopted FAS 144 as of January 1, 2002 and do not believe that the adoption of the Statement had a significant impact on our financial position or results of operations.

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

In November 2001, the FASB issued a Staff Announcement, Topic D-103 and the EITF issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations for financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. Effective January 1, 2002, we applied this announcement and EITF issue but did not reclassify “out-of-pocket” expenses for prior years, as they were immaterial. Marimba currently records “out-of-pocket” expenses in cost of service revenues and records the reimbursement of such expenses in service revenues. In fiscal 2002, we recorded $306,000 of such revenues. The announcement and EITF issue had no impact on gross profit or net loss.

On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS No. 146). The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that we recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses that we have granted contain provisions that indemnify licensees of the software

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We have historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. We will be required to implement the provisions of FIN 45 as of January 1, 2003 and do not believe that FIN 45 will have a material impact on our financial position, results of operations or cash flows.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure”. FAS 148 amends FASB statement No. 123’s fair value method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure provisions of FAS 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have adopted the disclosure provisions for this report. We will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on our financial position or results of operations.

2.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2002	2001
	(in thousands)
Furniture and equipment	$1,598	$1,585
Computer equipment	5,997	5,819
Purchased software	1,340	1,321
Leasehold improvements	1,191	1,141

	10,126	9,866
Accumulated depreciation	(7,793)	(5,966)

Property and equipment, net	$2,333	$3,900

3.    Commitments

Marimba’s contractual obligations consist of noncancellable operating lease agreements. As of December 31, 2002, future minimum lease payments under noncancellable operating leases are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2003	1,935
2004	1,960
2005	715
2006 and thereafter	—

Total minimum lease payments	$4,610

Marimba’s headquarters facility lease expires in April 2005. Rent expense under operating leases totaled approximately, $2.5 million, $3.1 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Deferred Compensation

We record deferred compensation representing the difference between the exercise prices of options granted to acquire shares of common stock and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We also record deferred compensation to represent the intrinsic value of certain restricted stock awards. This compensation relates to individuals in all operating expense categories.

Deferred compensation is amortized over the vesting periods of the options and stock using the graded vesting method. The graded vesting method can result in amortization of deferred compensation at a schedule which is faster then the shares actually vest. As a result, when an employee is terminated prior to full vesting we record a credit to deferred compensation armortization expense, which reflects the difference between the amount of deferred compensation we have previously amortized for this employee less the amount the employee had actually vested upon termination. A summary of Marimba’s deferred compensation activity is as follows:

Deferred Compensation
(in thousands)
Balance at January 1, 2000	$1,680
Increase due to new grants	2,606
Decrease due to terminations	(1,595)
Amortization	(809)

Balance at December 31, 2000	1,882

Increase due to new grants	2,450
Decrease due to terminations	(2,429)
Amortization	(361)

Balance at December 31, 2001	1,542

Increase due to new grants	310
Decrease due to terminations	(514)
Amortization	(1,099)

Balance at December 31, 2002	$239

5.    Stockholders’ Equity

As of December 31, 2002, our authorized capital stock consisted of 80,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. The following is a summary description of our capital stock:

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

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marimba has reserved shares of common stock for future issuance as follows:

December 31, 2002
(in thousands)
Exercise of options	11,284
Issuance of common stock under the employee stock purchase plan	1,163

Total	12,447

Preferred Stock

Marimba’s Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and related restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of the series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

Dividend Policy

Marimba did not declare nor pay any cash dividends on our capital stock during the fiscal years ended December 31, 2002, 2001 and 2000, and does not expect to do so in the foreseeable future. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

6.    Stock Option and Other Employee Benefit Plans

1996 Stock Option Plan

In November 1996, the Board of Directors adopted the 1996 Stock Plan (the “1996 Plan”) for issuance of common stock to eligible participants. A total of 6,474,603 shares of common stock were originally reserved for issuance to eligible participants under the 1996 Plan. Effective in April 1999 (concurrently with Marimba’s initial public offering), Marimba ceased granting awards under the 1996 Plan. Options granted under the 1996 Plan expire after 10 years. Options under the plan are immediately exercisable; however, shares issued are subject to Marimba’s right to repurchase such shares at the original issuance price, which right lapses in a series of installments measured from the vesting commencement date of the option. Options generally vest and the repurchase rights lapse ratably over a period of three or four years from the date of grant.

1999 Omnibus Equity Incentive Plan

In March 1999, stockholders approved the adoption of Marimba’s 1999 Omnibus Equity Incentive Plan (the “1999 Omnibus Plan”), and a total of 1,250,000 shares of common stock were originally reserved for issuance to eligible participants under the 1999 Omnibus Plan. As of January 1st of each plan year, annual increases to the share reserve are equal to the lesser of 1,250,000 shares or 4% of the outstanding common stock of Marimba on such date. Effective in September 2001, the stockholders approved an amendment to the 1999 Omnibus Plan

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which increased the number of shares reserved for issuance under the 1999 Omnibus Plan by the number of shares that are available for issuance under the 1996 Stock Plan, up to a maximum of 2,103,973 shares. A total of 5,997,849 shares of common stock were reserved for issuance under the 1999 Omnibus Plan as of December 31, 2002, and an additional 1,008,050 shares of common stock were added to the reserve on January 1, 2003. The types of awards that may be made under the 1999 Omnibus Plan to eligible participants are options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. The exercise price for incentive stock options may not be less than 100% of the fair market value of Marimba’s common stock on the date of grant (and 85% for nonstatutory options). In the event of a change in control of Marimba, an option or award under the 1999 Omnibus Plan will become fully exercisable and fully vested if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under the 1999 Omnibus Plan.

In 2002, Marimba issued 100,000 restricted shares under the 1999 Omnibus Plan and repurchased 22,967 under this plan.

2000 Supplemental Stock Plan

Shares Subject to Plan.    In March 2000, the Board of Directors adopted the 2000 Supplemental Stock Plan (the “2000 Plan”). A total of 3,500,000 shares of common stock have been originally reserved for issuance to eligible participants under the 2000 Plan. As of December 31, 2002, 2,889,943 option shares were outstanding under the 2000 Plan, and 474,641 shares were available for future grant.

Eligibility.    Options and restricted shares, referred to collectively as awards, may be granted under the 2000 Plan to employees, consultants, independent contractors and advisors of Marimba. Officers and directors of Marimba are not eligible to participate in the 2000 Plan.

Terms of Awards.    Marimba’s compensation committee determines many of the terms and conditions of each award granted under the 2000 Plan, including the number of shares for which the award will be granted, and, if applicable, the exercise price of the award and the periods during which the award may be exercised. Each award is evidenced by an agreement in such form as the committee approves and is subject to the following conditions, as described in further detail in the plan:

Vesting and Exercisability:    Awards become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the compensation committee in its discretion and as set forth in the related stock option or restricted stock agreement. To date, as a matter of practice, awards under the plan have generally been subject to a four-year vesting period (which means, in the case of restricted shares, that the right of repurchase by the company that applies to such shares lapses over such time period). Options terminate ten years or less from the date of grant.

Exercise Price:    The exercise price of each option granted may not be less than 85% of the fair market value of the shares of Marimba common stock on the date of the grant.

Tax Status:    All options granted under the plan are non-qualified stock options.

Method of Exercise:    The option exercise price is typically payable in cash or by check, but may also be payable, at the discretion of the committee, in a number of other forms of consideration, including cancellation of indebtedness, fully paid shares of Marimba common stock, delivery of a promissory note, through a “same day sale,” through a “margin commitment,” or any combination of the foregoing.

Termination of Employment:    Awards cease vesting on the date of termination of service or death of the participant. Options granted under the plan generally expire three months after the termination of the

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

optionee’s service to Marimba, except in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or termination of service. However, if the optionee is terminated for cause (i.e. for committing an alleged criminal act or intentional tort against Marimba), that optionee’s options expire upon termination. Restricted shares which have not yet vested are subject to a right of repurchase by the company, generally within 60 days after termination of employment, at the original purchase price of the shares by the participant.

Change of Control:    In the event of a change of control of Marimba (as defined in the plan), then the buyer may either assume the outstanding awards or substitute equivalent awards. In the event the buyer fails to assume or substitute awards issued under the plan, all awards will become fully vested and exercisable.

Term and Amendment of the Plan.    The term of the plan commenced on the date the plan was adopted in March 2000, and will end upon termination by the Board of Directors. The plan may be amended or terminated without stockholder approval.

1999 Non-Employee Directors Option Plan

In March 1999, stockholders approved the adoption of Marimba’s Non-Employee Directors Option Plan (the “Directors Plan”), and a total of 150,000 shares of common stock were originally reserved for issuance under the Directors Plan. As of January 1st of each plan year, the number of shares reserved for issuance is increased automatically to restore the total number of shares available under the Directors Plan to 150,000 shares. An additional 37,500, 85,000 and 82,500 shares of common stock were added to the reserve on January 1,2001, 2002 and 2003, respectively. Under the Directors Plan, as amended in September 2001:

•	each non-employee director who becomes a member of the Board of Directors is automatically granted an option to purchase 30,000 shares upon becoming a director. The option vests 50% upon each of the two anniversaries following the date of grant, provided that the director has served continuously on the Board;

•	beginning two years after receipt of the initial grant described above, each incumbent non-employee director will be automatically granted an option to purchase 10,000 shares at the date of each annual stockholders meeting if the director is serving on the Board of Directors at the time of such meeting. The option vests in full one year from the date of grant, provided that the director has served continuously on the Board during such period; and

•	each incumbent non-employee director who is a member of a committee of the Board will automatically be granted an option to purchase 2,500 shares for each committee on which the director is serving. The option vests in full one year from the date of grant, provided that the director has served continuously on the applicable committee during such period.

The exercise price for each option grant is equal to the fair market value per share of common stock on the option grant date. In the event of a change of control of Marimba, the vesting of each option that is not assumed by the acquirer will accelerate as to 100% of the unvested shares. If the acquirer does assume an option but the holder does not become a director of the acquirer, then the vesting of the option will accelerate as to 50% of the unvested shares.

Stock Option Exchange

During the period from April 27 to July 23, 2001, Marimba offered a voluntary stock option exchange program to its employees, and a total of 1,369,500 shares of the Marimba’s common stock were accepted for

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange under the program. Members of our Board of Directors and our executive officers, however, were not eligible to participate in the program. Under the program, Marimba employees were given the opportunity, if they so chose, to cancel outstanding stock options previously granted to them at an exercise price of at least $7.50 per share, in exchange for new options to be granted no earlier than six months and one day after July 23, 2001; provided, however, that options granted on or after January 23, 2001 (even if they had an exercise price under $7.50 per share) had also to be exchanged if the option holder chose to exchange one or more options granted prior to January 23, 2001 at an exercise price of at least $7.50 per share. The number of shares subject to the new options were determined by applying an exchange ratio in the range of 1:1 to 1:2 (i.e., one new option share for every two canceled option shares) based on the exercise price of the canceled option. On January 25, 2002, new options to purchase a total 829,452 shares of Marimba’s common stock were granted under the 2000 Plan in exchanged for the canceled options accepted for exchange under the program. The exercise price of these new options is $3.10 per share, the closing price of Marimba’s common stock on the Nasdaq National Market on the date of grant. The exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and did not to result in any additional compensation charges or variable plan accounting.

A summary of Marimba’s stock option activity for all of its option plans and other option grants is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at January 1, 2000	814,684	3,462,795	$13.84
Authorized	5,440,810
Granted	(5,979,392)	5,979,392	17.41
Exercised	—	(458,964)	2.40
Repurchased	108,546	—	—
Canceled	2,383,870	(2,383,870)	19.00

Balance at December 31, 2000	2,768,518	6,599,353	16.01

Authorized	1,380,879
Granted	(4,614,250)	4,614,250	2.83
Exercised		(322,574)	1.84
Repurchased	103,693	—	—
Canceled	4,599,805	(4,599,805)	17.42

Balance at December 31, 2001	4,238,645	6,291,224	5.77

Authorized	1,050,658
Granted	(2,536,352)	2,536,352	2.42
Exercised		(297,916)	0.0001
Repurchased	22,967	21,529	0.41
Canceled	2,483,340	(2,526,398)	7.68

Balance at December 31, 2002	5,259,258	6,024,791	$4.35

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details outstanding and exercisable options, including 589,584 shares of common stock subject to repurchase at an average price of $0.0001, as of December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$.0001– $1.29	1,014,484	9.05	$0.53	177,082	$0.0001
1.49– 2.45	1,046,740	8.89	2.12	321,746	2.34
2.50– 2.52	882,666	8.56	2.51	341,338	2.51
2.58– 4.31	1,591,526	8.48	3.64	929,090	3.52
4.87– 5.25	999,167	7.86	5.10	641,821	5.11
7.62–39.63	488,208	7.22	15.79	395,334	15.55
46.00–46.00	2,000	7.22	46.00	1,375	46.00

Total	6,024,791	8.45	$3.93	2,807,786	$5.12

As of December 31, 2002, 2001 and 2000, 2.8 million, 758,353 and 217,048 options were vested and exercisable with weighted average exercise prices of $5.46, $18.16 and $42.53 per share, respectively.

1999 Employee Stock Purchase Plan

The 1999 employee stock purchase plan (the “1999 Purchase Plan”) provides for a total of 500,000 shares of common stock reserved for issuance under this plan. As of January 1st of each plan year, annual increases to the share reserve are to equal the lesser of 500,000 shares or 2% of the outstanding common stock of Marimba on such date. A total of 1,163,154 shares of common stock were reserved for issuance under the 1999 Purchase Plan as of December 31, 2002, and an additional 500,000 shares of common stock were added to the reserve on January 1, 2003. The 1999 Purchase Plan permits eligible employees to acquire shares of Marimba’s common stock through periodic payroll deductions of up to 10% of base cash compensation. No more than 1,500 shares may be purchased by each employee on any purchase date. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Marimba’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. A total of 285,077 shares at an average price of $1.30, 338,076 shares at an average price of $2.12 and 88,811 shares at an average price of $10.41 were issued under the 1999 Purchase Plan for the years ended December 31, 2002, 2001 and 2000, respectively.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

We utilize the intrinsic value-based method to account for all of our stock-based benefit plans. Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if Marimba had accounted for its employee stock-based benefit plans under the fair value method of that statement.

The fair value of each option granted through December 31, 2002 was estimated on the date of grant using the Black-Scholes method. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because Marimba’s stock-based awards have characteristics significantly different from those in traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of its stock based awards. The fair value of Marimba’s stock-based awards was estimated using the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	4%	4%	5%
Expected life	3 years	3 years	3 years
Volatility	114%	126%	140%
Dividend yield	—	—	—

The weighted average fair value of options granted was $2.54, $3.36 and $17.85 pre share for the years ended December 31, 2002, 2001 and 2000.

The fair value under the 1999 Purchase Plan was estimated using the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	4%	4%	5%
Expected life	2 years	2 years	2 years
Volatility	114%	126%	140%
Dividend yield	—	—	—

The weighted-average fair market value of shares granted under the 1999 Purchase Plan were $1.30, $2.49 and $12.24 for the years ended December 31, 2002, 2001 and 2000, respectively.

For purposes of pro forma disclosures, the estimated fair value at grant date for awards under all stock-based benefit plans is amortized to pro forma expense over the options vesting period using the graded vesting method. Pro forma information is as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net loss as reported	$(10,854)	$(11,487)	$(8,779)
Add: Stock-based compensation included in reported net loss	1,099	361	809
Deduct: Total stock-based compensation cost under SFAS 123	(5,287)	(2,324)	(28,037)

Pro forma net loss	$(15,042)	$(13,450)	$(36,007)

Basic and diluted net loss per share:
Reported net loss per common share	$(.44)	$(.48)	$(.38)

Pro forma net loss per common share	$(.62)	$(.56)	$(1.55)

The effects of applying FAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

7.    Income Taxes

Marimba’s provision for income taxes for the years ended December 31, 2002, 2001 and 2000, consists of state income and franchise taxes and foreign taxes.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Marimba’s deferred tax assets are as follows:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$17,700	$12,700
Research credit carryforwards	1,780	1,500
Deferred revenue	3,600	1,300
Capitalized research and development costs	1,300	800
Other	1,960	2,900

Total deferred tax assets	26,340	19,200
Valuation allowance	(26,340)	(19,200)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.1 million and $4.6 million during 2002 and 2001, respectively.

As of December 31, 2002, Marimba had net operating loss carryforwards for federal income tax purposes of approximately $49.0 million, which expire in the years 2011 through 2021 and federal research and development tax credits of approximately $1.2 million, which expire in the years 2018 through 2021.

Utilization of Marimba’s net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

8.    Legal Matters

Securities Litigation

Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company’s initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation and tie-in arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statement filed in connection with the offering. Marimba and certain of its officers and directors were named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. In July 2002, the defendants in the consolidated actions filed motions to dismiss all of the cases in the litigation (including the case involving Marimba).

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

9.    Related Party Transactions

In July 2000, Marimba provided a loan facility of up to $1,000,000 to one of its executive officers to assist him in paying withholding taxes incurred upon the purchase of restricted stock. The note bore interest at the rate of 6.6%, had an outstanding principal amount of $751,093 and became due and payable in full on October 9, 2001, which was three months from the executive officer’s employment termination date with Marimba on July 9, 2001. No amounts were drawn in 2000. The outstanding principal amount due under the note was repaid by the executive officer in October 2001.

In 2001, Marimba executed a software license agreement in the amount of $443,000 with a customer, whose chief executive officer is a member of Marimba’s board of directors. All amounts under this license agreement were collected in full as of December 31, 2001.

10.    Restructuring

In April 2001, Marimba eliminated approximately 20% of the workforce, or 60 employees and independent contractors across all company departments. Marimba recorded a charge of $789,000 in the second quarter of 2001 related to the restructuring plan, which consisted of personnel costs of $583,000, facilities and equipment costs of $136,000 and other costs of $70,000. Of the $789,000 accrued in April 2001, $666,000 of the restructuring accrual was reduced by cash payments made during the year ended December 31, 2001 and the remaining balance of $123,000 was reversed out in 2002 once we determined that all outstanding obligations had been settled.

In July 2002, Marimba eliminated approximately 12% of its workforce, or 24 employees, across all company departments. Marimba recorded a restructuring charge of $200,000 in connection with this plan, which consisted of severance and benefits related to the workforce reduction.

The following table sets forth the charges for these restructurings (in thousands):

	Additions	Cash Expenditures	Balance at Dec. 31, 2001	Additions	Cash Expenditures	Balance at Dec. 31, 2002
April 2001 Restructuring
Severance and benefits	$583	$(460)	$123	$(123)	$0	$0
Facilities and equipment	136	(136)	0	0	0	0
Other costs	70	(70)	0	0	0	0

2001 Subtotal	789	(666)	123	(123)	0	0
July 2002 Restructuring
Severance	0	0	0	303	(303)	0
Outplacement and benefits	0	0		20	(20)

2002 Subtotal	0	0	0	323	(323)	0

Total	$789	$(666)	$123	$200	$(323)	$0

11.    Subsequent Event (unaudited)

On February 19, 2003, the United States District Court for the Southern District of New York ruled on the filed motions pertaining to the securities litigation (see Footnote 8) and granted Marimba’s motion to dismiss the claims against it under Section 10(b) and Rule 10b-5. The motions to dismiss the claims under Section 11 were denied as to virtually all of the defendants in the consolidated cases, including Marimba. In addition, the Marimba individual defendants in the litigation each signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. Marimba intends to defend this litigation vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                   FINANCIAL DISCLOSURE

None.

PART III

The information required by this Part III will be provided in our definitive proxy statement for our 2003 Annual Meeting of Stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2002, and is incorporated herein by this reference to the following extent:

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference from the section entitled “Proposal No. 1—Election of Directors” of the Proxy Statement.

Effective January 31, 2003, Matt A. Thompson and Christopher J. Hessler ceased serving as officers of Marimba and ceased employment with Marimba shortly thereafter.

Effective January 31, 2003, Marimba appointed Richard E. Novak as Vice President, North American Sales, and Adrian G. Rayner as General Manager of European Sales and Operations.

Effective February 12, 2003, Marimba appointed Andrew Chmyz as Vice President, Finance and Chief Financial Officer. Mr. Chmyz previously served as Marimba’s Acting Vice President, Finance and Chief Financial Officer.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” of the Proxy Statement.

Please see Note 6 to the Consolidated Financial Statements for a description of the material features of each compensation plan of Marimba that was approved without the approval of security holders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

(a) (1) Financial	Statements

See the Consolidated Financial Statements and Supplementary Data beginning on page 29 of this Form 10-K.

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

On October 23, 2002, we filed a report on Form 8-K to report under Item 5 the adjustment of our financial results for the years ended December 31, 2000 and 2001 due to an overstatement of the amortization of deferred stock compensation in those periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIMBA, INC.

Date: March 27, 2003	By:	/s/ ANDREW CHMYZ
Andrew Chmyz Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard C. Wyckoff and Andrew Chmyz, jointly and severally, his attorney in fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities and on the dates indicated:

	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ RICHARD C. WYCKOFF Richard C. Wyckoff	President and Chief Executive Officer	March 27, 2003

PRINCIPAL FINANCIAL/ACCOUNTING OFFICER:

/s/ ANDREW CHMYZ Andrew Chmyz	Vice President, Finance and Chief Financial Officer	March 27, 2003

	Title	Date

ADDITIONAL DIRECTORS:

/s/ KIM K. POLESE Kim K. Polese	Chairman and Director	March 26, 2003

/s/ ANEEL BHUSRI Aneel Bhusri	Director	March 25, 2003

/s/ STRATTON D. SCLAVOS Stratton D. Sclavos	Director	March 25, 2003

/s/ RAYMOND J. LANE Raymond J. Lane	Director	March 26, 2003

/s/ ERIC J. KELLER Eric J. Keller	Director	March 27, 2003

/s/ DOUGLAS J. MACKENZIE Douglas J. Mackenzie	Director	March 27, 2003

/s/ ANTHONY ZINGALE Anthony Zingale	Director	March 25, 2003

CERTIFICATIONS

I, Richard C. Wyckoff, certify that:

1.  I have reviewed this annual report on Form 10-K of Marimba, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

/s/ RICHARD C. WYCKOFF
Richard C. Wyckoff President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Andrew Chmyz, certify that:

1.  I have reviewed this annual report on Form 10-K of Marimba, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

/s/ ANDREW CHMYZ
Andrew Chmyz Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

MARIMBA, INC.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the registrant, as filed with the Delaware Secretary of State on May 5, 1999.	S-1	333-72353	3.3	2/12/99
3.2	Amended and Restated Bylaws of the registrant, as adopted on September 10, 1999.	10-K		3.2	3/28/01
4.1	Form of certificate representing shares of the registrant’s common stock.	S-1	333-72353	4.2	4/7/99
10.1+	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1	333-72353	10.1	4/7/99
10.2+	1999 Omnibus Equity Incentive Plan and forms of agreements thereunder, as amended to date.	10-Q		10.1	11/1/01
10.3+	1999 Employee Stock Purchase Plan, as amended to date.	10-K		10.3	3/28/01
10.4+	International Employee Stock Purchase Plan, as amended to date.	10-K		10.4	3/28/02
10.5+	1999 Non-Employee Directors Option Plan, as amended to date.	10-Q		10.2	11/1/01
10.6+	2000 Supplemental Stock Plan and forms of agreements thereunder, as amended to date.					x
10.7+	Forms of Employee Incentive Agreement, entered into by the registrant with certain of its executive officers.					x
10.8+	Form of Amendment to the Agreements Governing Restricted Stock Award, entered into by the registrant with certain of its executive officers.					x
10.9+	Form of 2002 Executive Incentive Plan, entered into by registrant with certain of its executive officers.					x
10.10+	Bonus Agreement between Matt A. Thompson and the registrant dated June 17, 2002.					x
10.11+	Separation Agreement between Christopher J. Hessler and the registrant dated February 4, 2003.					x
10.12+	Separation Agreement between Matt Thompson and the registrant dated February 4, 2003.					x
10.13+	Separation Agreement between Lee Bieber and the registrant dated August 9, 2002.					x
10.14	Lease between ilicon, Inc. and the registrant dated February 27, 2000.	10-K		10.17	3/27/00
10.15	Non-Recourse Receivables Purchase Agreement between Silicon Valley Bank and the registrant dated as of June 25, 2001.	10-Q		10.1	8/6/01
21.1	List of subsidiaries of the registrant.					x
23.1	Consent of Ernst & Young LLP, Independent Auditors.					x
24.1	Power of Attorney (see signature page)					x

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
99.1#	Certification of Chief Executive Officer and President.					x
99.2#	Certification of Vice President, Finance and Chief Financial Officer.					x

+	Indicates a management contract or compensatory plan or arrangement.

# A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.