Form 10-K/A
period 2002-12-31
MARIMBA INC
filed 2003-04-25
CIK 1078295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003 solely for the purpose of providing information required by Part III of Form 10-K. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

MARIMBA, INC.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers, their ages as of March 31, 2003, their current positions and offices held with Marimba and certain biographical information are set forth below.

Name	Age	Positions and Offices Currently Held
Richard C. Wyckoff	42	President, Chief Executive Officer and Director
Kim K. Polese	41	Chairman
Aneel Bhusri	37	Director
Eric J. Keller	50	Director
Raymond J. Lane	56	Director
Douglas J. Mackenzie	43	Director
Anthony Zingale	47	Director
Andrew Chmyz	35	Vice President, Finance and Chief Financial Officer
Kiarash Behnia	31	Chief Technology Officer
Fritz K. Koehler	38	Vice President, General Counsel and Secretary
Richard E. Novak	47	Vice President, North American Sales
Craig R. Parks	37	Vice President, Customer Services
Adrian G. Rayner	51	General Manager, European Sales and Operations
Todd D. Riesterer	37	Vice President, Corporate Services
Simon Wynn	37	Vice President, Engineering

Richard Wyckoff has served as Marimba’s president, chief executive officer and a director since July 2001, and served as Marimba’s senior vice president, marketing from September 2000 to July 2001. Before joining Marimba, Mr. Wyckoff served as senior vice president of marketing with Zland.com, Inc., a website hosting and applications company, from August 1999 to July 2000. From September 1995 to August 1999, Mr. Wyckoff was vice president of corporate marketing and services product marketing at Cadence Design Systems, Inc., an electronic design automation company. Mr. Wyckoff received his B.A. degree in communications, and his M.A. degree in mass media, from the University of California at Santa Barbara.

Kim Polese, a Marimba founder and employee, has served as chairman and a director of Marimba since July 2000, and served as president, chief executive officer and a director of Marimba from its inception in February 1996 through July 2000. Before co-founding Marimba, Ms. Polese served in several marketing positions at Sun Microsystems, an enterprise networking company, from January 1989 until January 1996, most recently as senior product manager. Ms. Polese also serves as a director for a private technology-based company. Ms. Polese received her B.A. degree in biophysics from the University of California at Berkeley.

Aneel Bhusri has served as director of Marimba since February 1999. Mr. Bhusri has been a general partner at Greylock Management Corporation, a venture capital firm, since April 1999. Mr. Bhusri has served since March 1999 as the vice chairman of PeopleSoft, Inc., an enterprise application software company. Before his current position at PeopleSoft, Mr. Bhusri served as the senior vice president of product strategy, business development and marketing for PeopleSoft from April 1997 to March 1999. Prior to holding this position at PeopleSoft, Mr. Bhusri served as senior vice president of product strategy for PeopleSoft from November 1995 to April 1997, as vice president of product strategy from April 1995 to November 1995, and as director of product strategy from August 1993 to April 1995. Mr. Bhusri also serves as a director of several private technology-based companies. Mr. Bhusri received his B.S. in electrical engineering and his B.A. degree in economics from Brown University, and his M.B.A. degree from Stanford University.

Eric Keller has served as a director of Marimba since July 2001. Mr. Keller has served since October 2002 as president and chief executive officer of Endovasix, Inc., a medical device company, and as a director of Endovasix since November 2002. From August 2001 to September 2002, he was employed as a consultant and interim chief financial officer to private technology-based companies. From February 2000 to July 2001, Mr. Keller served as chief financial officer of Corio Inc., an enterprise application service provider. Prior to joining Corio, from January 1996 to June 1999, Mr. Keller served as chief financial officer at Aspect Communications Corporation, a provider of business communications solutions, and from June 1999 to February 2000, as an executive advisor of Aspect Communications. From June 1993 to January 1996, Mr. Keller served as chief financial officer of Ventritex, Inc., a manufacturer of medical devices. Mr. Keller holds a B.S. degree in industrial relations from Cornell University and an M.B.A. degree from the University of California at Berkeley.

Raymond Lane has served as a director of Marimba since October 1997. Mr. Lane has been a general partner with Kleiner Perkins Caufield & Byers, a venture capital firm, since September 2000. From July 1996 to July 2000, Mr. Lane served as the president and chief operating officer of Oracle Corporation, a database and applications software company. Before his position as president and chief operating officer, Mr. Lane served as the executive vice president of worldwide operations for Oracle from October 1993 to July 1996, and was a director of Oracle from June 1995 to July 2000. Mr. Lane is also a director of Quest Software, Inc., See Beyond Technology Corporation and FreeMarkets, Inc., as well as a member of the board of trustees of Carnegie Mellon University, West Virginia University and Special Olympics International. Mr. Lane also serves as a director of several private technology-based companies. Mr. Lane received his B.S. degree in mathematics from West Virginia University.

Douglas Mackenzie has served as a director of Marimba since August 1996. Since June 1989, Mr. Mackenzie has been employed with Kleiner Perkins Caufield & Byers, a venture capital firm, of which he has been a general partner since 1994. Mr. Mackenzie serves on the board of directors of E.piphany, Inc. and a number of private technology-based companies. Mr. Mackenzie received his A.B. in economics and his M.S. degree in industrial engineering from Stanford University and his M.B.A. from Harvard University.

Anthony Zingale has served as a director of Marimba since February 2002, and served as a consultant to Marimba from July to December 2001. Since March 2001, Mr. Zingale has been semi-retired and has served as a director for a number of technology companies. From March 2000 to March 2001, Mr. Zingale served as president of the eBusiness Solutions Group of Nortel Networks, Inc. (a telecommunications equipment company) following its acquisition in March 2000 of Clarify, Inc. (a supplier of front-office software and service solutions). From March 1998 to March 2000, he served as president and chief executive officer of Clarify. From January 1996 to December 1997, Mr. Zingale served as senior vice president of worldwide marketing at Cadence Design Systems, Inc., an electronic design automation company, and he served in various other management roles at Cadence from 1989 to January 1996. Mr. Zingale is a director of Interwoven, Inc., Mercury Interactive Corporation and two private technology-based companies. Mr. Zingale received his B.S. degree in electrical and computer engineering and his B.A. degree in business administration from the University of Cincinnati.

Andrew Chmyz has served as Marimba’s vice president, finance and chief financial officer since February 2003, and served as Marimba’s acting vice president, finance and chief financial officer from July 2002 to February 2003 and as director of finance and investor relations from April 2002 to July 2002. Before joining Marimba, he served as corporate controller of Homestead Technologies, Inc. (a website software and hosting company) from September 1999 to March 2002, and as chief financial officer of Innerstep B.S.E. (a contract electronics manufacturing company) from June 1998 to September 1999 and as corporate controller of Innerstep from July 1996 to June 1998. Mr. Chmyz received his B.A. degree with honors in political science from Yale University and his M.B.A. degree with honors from Santa Clara University.

Kiarash Behnia has served as Marimba’s chief technology officer since August 2002. He served as vice president of marketing for Marimba from July 2001 to August 2002, as vice president of product management from January 2001 to July 2001, as director of technology from January 1999 to January 2001, and as a senior systems engineer from February 1997 to January 1999. Before joining Marimba, he served as a system engineer with Tivoli Systems, a systems management software company, from June 1995 to February 1997. Mr. Behnia received his B.A. in computer science from the University of California at Davis.

Fritz Koehler has served as Marimba’s vice president, general counsel and secretary since May 2000. Before joining Marimba, he served as the chief legal officer with Merant Inc., an enterprise software company, from May 1998 to May 2000 and as its senior counsel from September 1996 to May 1998. Mr. Koehler received his B.A. degrees in international relations and history from Stanford University and his J.D. and M.B.A. degrees from the University of California at Berkeley.

Richard Novak has served as Marimba’s vice president of North American sales since January 2003, and served as vice president of sales for Marimba’s U.S. Western region from June 2002 to January 2003. Before joining Marimba, he served as vice president and general manager, Western region for Net Perceptions, Inc. (an ecommerce marketing software company) from March 1999 to January 2001 and vice president, Western region for MicroStrategy, Inc. (a business intelligence software company) from February 1996 to March 1999. Mr. Novak received his B.S. degree in business administration and marketing from Southern Illinois University.

Craig Parks has served as Marimba’s vice president of customer services since October 2001. He served as vice president of strategic initiatives for Marimba from January 2001 to October 2001, vice president of field services from April 1999 to December 2000, and director of systems engineering and consulting from January 1997 to April 1999. Before joining Marimba, he served as a director of systems engineering with Tivoli Systems, a systems management software company. Mr. Parks received his B.S. degree in mechanical engineering from California Polytechnic State University, San Luis Obispo.

Adrian Rayner has served as Marimba’s general manager of European sales and operations since January 2003, and served as vice president and managing director of Europe for Marimba from May 2001 to December 2002. Before joining Marimba, he served as vice president, European operations for Calico Commerce, Inc. (an enterprise software company) from October 2000 to April 2001 and served as vice president, Europe for IntelliCorp, Inc. (a business application company) from January 1993 to April 2001. Mr. Rayner received his B.S. degree in electronics from King’s College, University of London.

Todd Riesterer has served as Marimba’s vice president of corporate services since October 2002, and served as director of human resources from April 2001 to October 2002. Before joining Marimba, he served as a director of human resources at Cadence Design Systems, Inc., an electronic design automation company, from November 1996 to March 2001. Mr. Riesterer received his B.A. degree in industrial relations from the University of Wisconsin-Milwaukee.

Simon Wynn has served as Marimba’s vice president of engineering since August 2002. He served as chief technology officer of Marimba from April 2001 to July 2002, as a director of engineering from July 2000 to March 2001, as an engineering manager from October 1999 to July 2000 and as a staff software engineer from September 1998 to September 1999. Before joining Marimba, he served as a member of the principle technical staff at Oracle Corporation, a database and applications software company, from March 1995 to August 1998. Mr. Wynn received his B.S. degree in electronics and communications engineering from the University of North London, United Kingdom.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, which require them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their 2002 fiscal year transactions in the common stock and their common stock holdings and (ii) written representations received from certain of such persons, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our Board members, executive officers and greater than ten-percent stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned during the last three fiscal years by (i) our chief executive officer during fiscal year 2002, (ii) our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2002 and (iii) one additional executive officer who left Marimba during 2002 but would have been one of the executive officers included under (ii) had he been employed by Marimba as of December 31, 2002 (collectively, the “Named Officers”), each of whose aggregate compensation for 2002 exceeded $100,000 for services rendered in all capacities to Marimba and our subsidiaries.

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position During 2002	Year	Salary($)	Bonus($)(1)			Other Annual Compensation($)	Restricted Stock Awards($)			Securities Underlying Options(#)
Richard C. Wyckoff President and CEO	2002 2001 2000	$250,000 237,427 61,333	$	— 17,500 —		— — —	$	— 551,228 —	(2)	— 400,000 225,000
Christopher J. Hessler Vice President, Channel Sales	2002 2001 2000	235,000 156,458 —		164,856 — —	(3)	— — —		— 122,495 —	(2)	— 235,000 —
Fritz K. Koehler Vice President, General Counsel and Secretary	2002 2001 2000	209,000 211,729 136,032		— — —		— — —		— 122,495 —	(2)	— 75,000 115,000
Craig R. Parks Vice President, Customer Services	2002 2001 2000	222,588 217,500 146,250		— 24,603 54,879		— — —		— — 487,490	(4)	— — 240,000
Matt A. Thompson Vice President, Worldwide Sales	2002 2001 2000	262,500 83,523 —		266,563 — —	(5)	— — —		— 489,980 —	(2)	— 700,000 —
Lee Bieber Vice President, Engineering	2002 2001 2000	136,542 193,333 162,500		144,688 12,500 15,000	(6)	— — —		— — —		— — 186,250

(1)	Bonus amounts for a particular year include amounts earned but not paid in that year, and such amounts are not included in the year in which they were actually paid.
(2)	Messrs. Hessler, Koehler, Thompson and Wyckoff received a restricted stock award of 50,000, 50,000, 200,000 and 225,000 shares, respectively, on July 24, 2001, which had a fair market value on that date of $2.45 per share and for which they paid the par value of $.0001 per share. As of December 31, 2002, these restricted stock awards had values of $81,495, $81,495, $325,980 and $366,728, respectively, based on the fair market value of our common stock on December 31, 2002 of $1.63 per share minus the price paid for such shares. As of December 31, 2002, Messrs. Hessler, Koehler, Thompson and Wyckoff’s stock awards were to vest 79% as of February 10, 2003 and the remainder as of July 10, 2003, provided that in the event that any such employee’s employment was terminated by Marimba without cause or constructively, then the employee would receive vesting credit in the amount of 1/24 for each full month of service provided to Marimba by the employee (a) from July 1, 2001, to the extent the termination of employment occurred on or prior to February 10, 2003 or (b) from February 10, 2003, to the extent the employment termination occurred after February 10, 2003. On February 3, 2003, the employment of Messrs. Hessler and Thompson was terminated by Marimba and they each received vesting credit for their restricted stock award of approximately 79% of the shares subject to the award, and the remainder of each award ceased vesting as of that date and was subsequently repurchased by Marimba at the par value of $.001 per share.
(3)	Consists of commission payments.

(4)	Mr. Parks received a restricted stock award of 100,000 shares on December 7, 2000, which had a fair market value on that date of $4.875 per share and for which he paid the par value of $.0001 per share. As of December 31, 2002, the restricted stock award had a value of $162,990, based on the fair market value of our common stock on December 31, 2002 of $1.63 per share minus the price Mr. Parks paid for such shares. The restricted stock award vests in equal monthly installments over a period of 24 months for each month of continuous service from the date of grant.
(5)	Consists of $166,563 in commission payments and a $100,000 retention bonus.
(6)	Consists of severance received by Mr. Bieber in connection with the termination of his employment with Marimba in August 2002.

Option Grants in Last Fiscal Year

No stock option grants or grants of stock appreciation rights were made to any of the Named Officers for 2002. In addition, no options were exercised during the 2002 fiscal year by the Named Officers, and no stock appreciation rights were outstanding at the end of that year.

Aggregated Fiscal Year-End Option Values

The following table sets forth information concerning option holdings as of the end of the 2002 fiscal year with respect to each of the Named Officers.

	Number of Securities Underlying Unexercised Options At Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End ($) (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard C. Wyckoff	268,228	356,772	—	—
Christopher J. Hessler	100,694	134,306	—	—
Fritz K. Koehler	114,999	75,001	—	—
Craig R. Parks	189,165	120,835	—	—
Matt A. Thompson	320,833	379,167	—	—
Lee Bieber	138,644	142,606	—	—

(1)	Based on the fair market value of our common stock on December 31, 2002 of $1.63 per share, less the exercise price payable for such shares.

Director Compensation

Except for grants of stock options, our Board members generally do not receive compensation for services provided as a director. We also do not pay compensation for committee participation or special assignments of the Board of Directors.

Non-employee Board members are eligible for automatic option grants under Marimba’s 1999 Non-Employee Directors Option Plan (“Directors Plan”). The Directors Plan will terminate on February 1, 2009, unless the Board of Directors decides to terminate the Directors Plan sooner. Pursuant to the Directors Plan, on June 6, 2002 (the date of Marimba’s 2002 Annual Stockholders Meeting), Messrs. Bhusri, Lane, Mackenzie and Sclavos were each automatically granted an option to purchase 10,000 shares of common stock that fully vests after one year of the director’s continuous service with Marimba. In addition, Messrs. Bhusri, Keller, Lane, Mackenzie and Sclavos were each automatically granted an option for 2,500 shares for the committee assignment held by such individual as of June 6, 2002, which fully vests after one year of the Board member’s continuous service on the applicable committee. All such options were granted at an exercise price of $1.75 per share, the fair market value of the common stock on the option grant date. Upon joining the Board of Directors on February 4, 2002, Mr. Zingale was automatically granted an option under the Directors Plan to purchase 30,000 shares at an exercise price of $3.00 per share, the fair market value of the common stock on such date, which vests 50% after each year over a two-year period of the director’s continuous service with Marimba.

Non-employee Board members are also eligible to receive options and be issued shares of common stock under Marimba’s 1999 Omnibus Equity Incentive Plan, at the discretion of the Compensation Committee. Directors who are also Marimba employees are eligible to receive options and be issued shares of common stock directly under the 1999 Omnibus Equity Incentive Plan, at the discretion of the Compensation Committee, and are also eligible to participate in Marimba’s 1999 Employee Stock Purchase Plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of Marimba’s Board of Directors was created on February 2, 1999, and the members of the Compensation Committee are Messrs. Lane and Mackenzie. Neither of these individuals was at any time during 2002, or at any other time, a Marimba officer or employee. No Marimba executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Marimba’s Board of Directors or Compensation Committee.

Employment, Severance and Change of Control Arrangements

The following is a description of the terms and conditions of each employment, severance and change of control contract or arrangement between us and the Named Executive Officers:

Employment Incentive Agreements and Subsequent Amendments to Restricted Stock Awards

In July 2001, we entered into employee incentive agreements with each of the Named Executive Officers. These agreements provide for grants of stock options and restricted stock to each Named Executive Officer, which are reflected in the Summary Compensation table, except that no such grants were made under Mr. Parks’ agreement, and Mr. Thompson’s agreement did not contain a new option grant. These agreements provide for acceleration of vesting of options, severance and other benefits in the event the officer’s employment with Marimba is terminated without cause or constructively terminated within twelve months after a change of control of Marimba. The vesting terms of the restricted stock awards granted under these agreements were amended in June 2002 as set forth below. In particular, except for Mr. Wyckoff’s agreement as provided below, each agreement provides that:

•	options granted under these agreements vest over a three-year period;

•	the restricted stock awards granted under these agreements vest as to 79% of the shares on February 10, 2003, with the balance vesting on July 10, 2003;

•	in the event an officer’s employment is terminated without cause or constructively terminated by Marimba, as specified in the agreements, then restricted shares granted under the agreement will become vested as to 1/24 of the total shares for each month the officer provides service (a) from July 1, 2001 to the termination date, to the extent the termination of employment occurred on or prior to February 10, 2003 or (b) from February 10, 2003 until the termination date, to the extent the employment termination occurred after February 10, 2003;

•	in the event an officer’s employment is terminated without cause or constructively terminated, as specified in the agreements, within twelve months after a change of control of Marimba, then:

—	the restricted shares granted under the agreement will become vested as to 1/24th of the total shares for each month the officer provides service (a) from July 1, 2001 until the termination date, to the extent the termination of employment occurred on or prior to February 10, 2003 or (b) from February 10, 2003 to the termination date, to the extent the employment termination occurred after February 10, 2003;

—	the option granted under the agreement will become further vested, and Marimba’s right of repurchase on any restricted shares granted under the agreement will further lapse, as if the officer had provided an additional twelve months’ of service to Marimba;

—	the vesting of all other options held by the officer will accelerate as to 50% of the unvested shares;

—	Marimba’s right of repurchase on all other restricted shares held by the officer will lapse as to 50% of the unvested shares;

—	the officer will receive a severance payment equal to nine months’ base salary and will receive payment for COBRA premiums for nine months following the date of termination.

Mr. Wyckoff’s agreement provides for substantially similar terms, except that the option granted to Mr. Wyckoff instead vests over a four-year period, the vesting of this option would accelerate as to 50% of the unvested shares in the event his employment is terminated without cause or constructively terminated following a change of control of Marimba, and Mr. Wyckoff would be entitled to a severance payment of twelve months’ base salary and payment for COBRA premiums for twelve months following the date of such a termination.

Officer Incentive Plans

In 2002, we entered into incentive plans with Christopher Hessler and Matt Thompson. Mr. Hessler’s incentive plan provided for target incentive payments of up to $165,000 based on the achievement of company (up to $65,000), independent software vendor (up to $50,000) and partner (up to $50,000) bookings targets. Mr. Thompson’s incentive plan provided for target incentive payments of up to $300,000, with $250,000 payable upon achievement of a bookings target and $12,500 per quarter payable upon achievement of earnings per share targets.

Separation and Other Agreements

In January 2003, we entered into separation agreements with Christopher Hessler and Matt Thompson. Each agreement provides for severance payments equal to three months’ of the officer’s base salary, to be paid bi-monthly, as well as payment of COBRA premiums for three months and payment for previously earned commissions. The severance and benefits payments will terminate if the officer commences an employment or contractor relationship with another party prior to April 30.

In August 2002, we entered into a separation agreement with Lee Bieber. The agreement provided for a severance payment of $144,687.50, payable in a lump sum. Under the agreement, Mr. Bieber waived all rights to other benefits under existing agreements, including acceleration of vesting. In addition, we repurchased 50,000 shares of stock held by Mr. Bieber at the original purchase price of $0.0001 per share.

In June 2002, we entered into a letter agreement with Mr. Thompson under which we agreed to pay him a bonus of $100,000 in exchange for his agreement to not voluntarily terminate his employment with Marimba prior to December 31, 2002.

Stock Option Plans

Options granted under the 1996 Stock Plan, 1999 Omnibus Equity Incentive Plan and the 2000 Supplemental Stock Plan will vest upon an acquisition of Marimba, unless the acquiring company assumes the options or substitutes them with substantially similar options. The Compensation Committee also has the authority under these plans to accelerate the vesting of the shares subject to outstanding options held by the Named Executive Officers. Such acceleration may be conditioned on the optionee’s termination of employment, whether involuntarily or through forced resignation, and may be conditioned upon the occurrence of a merger, reorganization or consolidation or upon a hostile takeover of Marimba.

Indemnification of Directors and Limitation of Liability

Our Certificate of Incorporation limits the liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                     AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2003, certain information with respect to shares beneficially owned by (i) each person who is known by Marimba to be the beneficial owner of more than five percent of Marimba’s outstanding shares of common stock, (ii) each of Marimba’s directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; and in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

	Shares Beneficially Owned as of March 31, 2003 (1) (2)
Name and Address of Beneficial Owner	Number of Shares	Percentage of Class
Directors and Named Executive Officers
Richard C. Wyckoff (3)	494,432	1.9%
Christopher J. Hessler (3)	165,263	*
Fritz K. Koehler (3)	179,248	*
Craig R. Parks (3)	361,666	1.4
Matt A. Thompson (3)	498,249	2.0
Lee Bieber	21,951	*
Aneel Bhusri (3)	55,000	*
Eric J. Keller (3)	25,000	*
Raymond J. Lane (3)	147,471	*
Douglas J. Mackenzie (3) (4)	2,929,112	11.5
c/o Kleiner Perkins Caufield & Byers 2750 Sand Hill Road Menlo Park, California 94025
Kim K. Polese (3)	2,237,719	8.8
Stratton D. Sclavos (3) (5)	51,900	*
Anthony Zingale (3)	65,000	*
All current directors and executive officers as a group (16 persons) (9)	7,007,673	27.5%

Other 5% Stockholders
Jonathan Payne (6)	1,607,074	6.3
Sami Shaio (3)	1,880,891	7.4
Arthur A. van Hoff (7)	1,682,500	6.6
Westcliff Capital Management, LLC (8)	1,374,920	5.4
200 7th Avenue, Suite 105 Santa Cruz, California 95062
Entities affiliated with Kleiner Perkins	2,898,124	11.4
Caufield & Byers
2750 Sand Hill Road Menlo Park, California 94025

*	Less than 1% of the outstanding shares of common stock.

(1)	Percentage ownership is based on 25,477,125 shares of common stock outstanding on March 31, 2003.
(2)	Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 31, 2003 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Except pursuant to applicable community property laws or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder. Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Marimba, Inc., 440 Clyde Avenue, Mountain View, California 94043.
(3)	The following table indicates those persons whose total number of beneficially owned shares includes shares subject to options exercisable within 60 days of March 31, 2003:

Shares Subject to Options
Richard C. Wyckoff	333,333
Christopher J. Hessler	111,180
Fritz K. Koehler	135,833
Craig R. Parks	219,166
Matt A. Thompson	335,416
Aneel Bhursi	40,000
Eric J. Keller	25,000
Raymond J. Lane	27,500
Douglas J. MacKenzie	27,500
Kim K. Polese	61,111
Stratton D. Sclavos	20,000
Anthony Zingale	65,000
Sami Shaio	45,833

(4)	Includes 3,488 shares of common stock held of record by Mr. Mackenzie, and 1,988,745, 72,453, 76,131 and 760,795 shares of common stock held of record by KPCB Java Fund, L.P., KPCB Information Sciences Zaibatsu Fund II, L.P., KPCB VIII Founders Fund, L.P., and Kleiner Perkins Caufield & Byers VIII, L.P., respectively. Mr. Mackenzie, a director of Marimba, is a general partner of Kleiner Perkins. Mr. Mackenzie disclaims beneficial ownership of shares held by Kleiner Perkins except to the extent of his pecuniary interest arising from his interest in Kleiner Perkins.
(5)	Includes 26,346 shares of common stock held of record by Mr. Sclavos, and 5,554 shares of common stock held of record by the Sclavos Family Partners, L.P. Mr. Sclavos is a beneficial owner and manager of the sole general partner of Sclavos Family Partners, LP.
(6)	Represents 6,122 shares held as custodian for Mr. Payne’s daughter, 7,268 shares held as custodian for his son, and 1,593,684 shares held by the Payne family trust, of which Mr. Payne serves as a co-trustee.
(7)	Represents shares held by the van Hoff family trust, of which Mr. van Hoff serves as a co-trustee.
(8)	Based on information set forth in a Schedule 13G filed with the SEC on February 13, 2003.
(9)	Includes 1,311,152 shares subject to options that are exercisable within 60 days of March 31, 2003.

Equity Compensation Plan Information

The following table gives information about Marimba’s common stock that may be issued upon the exercise of options, warrants and rights under all of Marimba’s existing equity compensation plans as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	2,734,848		$4.37	6,501,217	(2)(3)
Equity compensation plans not approved by security holders	3,289,943	(4)	$3.56	74,641	(5)(6)
Total	6,024,791		$3.93	6,575,858

(1)	Marimba’s 1999 Employee Stock Purchase Plan and International Stock Purchase Plan contain an “evergreen” provision whereby the aggregate number of shares available for issuance under such plans increases automatically on January 1 of each year (beginning in 2000) by the lesser of 500,000 shares or 2% of the outstanding common shares on the day preceding (December 31). Marimba’s 1999 Omnibus Equity Incentive Plan and 1999 Non-Employee Director Option Plan also contain an “evergreen” provision whereby the number of shares available for issuance under such plans increases automatically on January 1 of each year (beginning in 2000): (a) with respect to the 1999 Omnibus Equity Incentive Plan, by the lesser of 1,250,000 shares or 4% of the shares outstanding on the day preceding (December 31); and (b) with respect to the 1999 Non-Employee Director Option Plan, by the number of shares necessary to restore the reserve of such plan to 150,000 shares on the day preceding (December 31).
(2)	Represents 5,260,563 shares remaining available for future issuance under Marimba’s 1999 Omnibus Equity Incentive Plan, 77,500 shares under Marimba’s Non-Employee Directors Option Plan, and 1,163,154 shares under Marimba’s 1999 Employee Stock Purchase Plan and International Stock Purchase Plan.
(3)	All of the shares subject to the 1999 Omnibus Incentive Plan may be issued as restricted stock or as stock awards.
(4)	Includes 400,000 shares outstanding under a non-plan option granted to Mr. Thompson described more fully below and 2,889,943 shares outstanding under Marimba’s 2000 Supplemental Stock Plan.
(5)	Represents 74,641 shares remaining available for future issuance under Marimba’s 2000 Supplemental Stock Plan.
(6)	All of the shares subject to the 2000 Supplemental Stock Plan may be issued as restricted stock or as stock awards.

Description of Non-Stockholder Approved Plans.    For a description of the material terms of Marimba’s 2000 Supplemental Stock Plan, see Note 6 of the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 28, 2003. In addition to options granted under the 2000 Supplemental Stock Plan, the Board of Directors granted Matt Thompson a stock option in March 2001 to purchase up to 400,000 shares of common stock outside of any of Marimba’s equity compensation plans. This stock option was to become exercisable in a series of forty-eight (48) successive equal monthly installments upon completion of each month of continuous service by Mr. Thompson with Marimba from February 5, 2001. Mr. Thompson ceased employment with Marimba on February 2, 2003, and 191,666 option shares were vested as of such date. Under the terms of the stock option, the stock option will expire three months after Mr. Thompson’s employment termination date and he has until May 2, 2003 to exercise the 191,666 vested option shares at an exercise price of $4.3125 per share, which was the fair market value per share of Marimba’s common stock on the date of grant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2002, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which Marimba or any of our subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than compensation agreements and other arrangements, which are described where required in Item 12 above under the heading “Employment, Severance and Change of Control Arrangements”.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

See the Consolidated Financial Statements and Supplementary Data beginning on page 29 of the Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.

(2)	Financial Statement Schedules

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits required by Item 601 of Regulation S-K.

See Exhibit Index of this Form 10-K/A for the exhibits filed as part of or incorporated by reference into the Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.

(b)	Reports on Form 8-K

On October 23, 2002, we filed a report on Form 8-K to report under Item 5 the adjustment of our financial results for the years ended December 31, 2000 and 2001 due to an overstatement of the amortization of deferred stock compensation in those periods.

(c)	See Exhibit Index of this Form 10-K/A for the exhibits filed as part of or incorporated by reference into the Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIMBA, INC.

Date: April 25, 2003	By:	/s/ Andrew Chmyz
Andrew Chmyz Vice President, Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer and duly authorized officer)

CERTIFICATIONS

I, Richard C. Wyckoff, certify that:

1.  I have reviewed this annual report on Form 10-K of Marimba, Inc., as amended to date;

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

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 25, 2003

/s/ Richard C. Wyckoff
Richard C. Wyckoff President and Chief Executive Officer (Principal Executive Officer)

I, Andrew Chmyz, certify that:

1.  I have reviewed this annual report on Form 10-K of Marimba, Inc., as amended to date;

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

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 25, 2003

/s/ Andrew Chmyz
Andrew Chmyz Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

MARIMBA, INC.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Third Amended and Restated Certificate of Incorporation of the registrant, as filed with the Delaware Secretary of State on May 5, 1999.	S-1	333-72353	3.3	2/12/99
3.2	Amended and Restated Bylaws of the registrant, as adopted on September 10, 1999.	10-K		3.2	3/28/01
4.1	Form of certificate representing shares of the registrant’s common stock.	S-1	333-72353	4.2	4/7/99
10.1+	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1	333-72353	10.1	4/7/99
10.2+	1999 Omnibus Equity Incentive Plan and forms of agreements thereunder, as amended to date.	10-Q		10.1	11/1/01
10.3+	1999 Employee Stock Purchase Plan, as amended to date.	10-K		10.3	3/28/01
10.4+	International Employee Stock Purchase Plan, as amended to date.	10-K		10.4	3/28/02
10.5+	1999 Non-Employee Directors Option Plan, as amended to date.	10-Q		10.2	11/1/01
10.6+	2000 Supplemental Stock Plan and forms of agreements thereunder, as amended to date.	10-K		10.6	3/28/03
10.7+	Forms of Employee Incentive Agreement, entered into by the registrant with certain of its executive officers.	10-K		10.7	3/28/03
10.8+	Form of Amendment to the Agreements Governing Restricted Stock Award, entered into by the registrant with certain of its executive officers.	10-K		10.8	3/28/03
10.9+	Form of 2002 Executive Incentive Plan, entered into by registrant with certain of its executive officers.	10-K		10.9	3/28/03
10.10+	Bonus Agreement between Matt A. Thompson and the registrant dated June 17, 2002.	10-K		10.10	3/28/03
10.11+	Separation Agreement between Christopher J. Hessler and the registrant dated February 4, 2003.	10-K		10.11	3/28/03
10.12+	Separation Agreement between Matt Thompson and the registrant dated February 4, 2003.	10-K		10.12	3/28/03
10.13+	Separation Agreement between Lee Bieber and the registrant dated August 9, 2002.	10-K		10.13	3/28/03
10.14	Lease between ilicon, Inc. and the registrant dated February 27, 2000.	10-K		10.17	3/27/00
10.15	Non-Recourse Receivables Purchase Agreement between Silicon Valley Bank and the registrant dated as of June 25, 2001.	10-Q		10.1	8/6/01
21.1	List of subsidiaries of the registrant.	10-K		21.1	3/28/03
23.1	Consent of Ernst & Young LLP, Independent Auditors.	10-K		23.1	3/28/03

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24.1	Power of Attorney	10-K		*	3/28/03
99.1	Certification of Chief Executive Officer and President.	10-K/A				x
99.2	Certification of Vice President, Finance and Chief Financial Officer.	10-K/A				x

+	Indicates a management contract or compensatory plan or arrangement.
*	See signature page to Form 10-K.