Form 10-Q
period 2003-03-31
MARIMBA INC
filed 2003-04-29
CIK 1078295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒ .

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2003 was 25,477,125.

MARIMBA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIMBA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	March 31, 2003	December 31, 2002
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$17,729	$11,704
Short-term investments	15,827	24,643
Accounts receivable, net of allowances of $708 and $750, respectively	8,823	6,546
Prepaid expenses and other current assets	1,402	1,321

Total current assets	43,781	44,214
Property and equipment, net	2,094	2,333
Long-term investments	14,349	13,917
Acquired technology	1,450	1,536
Other assets	369	369

	$62,043	$62,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$418	$465
Accrued liabilities	1,286	1,576
Accrued compensation	2,586	2,348
Deferred revenue	8,103	8,299

Total current liabilities	12,393	12,688
Deferred rent	284	286
Deferred revenues non-current	610	667

Total long-term liabilities	894	953
Stockholders’ equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, no shares designated, issued and outstanding	—	—
Common stock; $.0001 par value, 80,000 shares authorized, 25,477 and 25,201 shares issued and outstanding, respectively	2	2
Additional paid-in capital	98,307	98,728
Deferred compensation	(57)	(239)
Accumulated other comprehensive income	139	215
Accumulated deficit	(49,635)	(49,978)

Stockholders’ equity	48,756	48,728

	$62,043	$62,369

(*)	The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

MARIMBA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31
	2003	2002
	(unaudited)
Revenues:
License	$6,520	$3,969
Service	3,611	4,092

Total revenues	10,131	8,061
Cost of revenues:
License	163	126
Service	1,363	1,456

Total cost of revenues	1,526	1,582

Gross profit	8,605	6,479
Operating expenses:
Research and development	2,026	2,058
Sales and marketing	5,302	6,676
General and administrative	1,172	1,565
Amortization of deferred compensation	54	552

Total operating expenses	8,554	10,851

Income (loss) from operations	51	(4,372)
Interest income	298	439
Other income (expenses)	23	(7)

Income (loss) before income taxes	372	(3,940)
Provision for income taxes	29	9

Net income (loss)	$343	$(3,949)

Basic and diluted net profit (loss) per share	$0.01	$(0.16)

Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	25,311	24,219

Weighted-average shares of common stock outstanding used in computing diluted net profit (loss) per share	25,452	24,219

See accompanying notes.

MARIMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Operating activities:
Net income (loss)	$343	$(3,949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	375	507
Amortization of deferred compensation	54	552
Amortization of acquired technology	86	—
Loss on disposal of property and equipment	—	3
Changes in operating assets and liabilities:
Accounts receivable, net	(2,277)	2,548
Prepaid expenses and other current assets	(81)	523
Accounts payable	(47)	(128)
Accrued liabilities	(290)	(141)
Accrued compensation	238	(384)
Deferred revenue	(253)	(1,303)
Deferred rent	(2)	19

Net cash used in operating activities	(1,854)	(1,753)

Investing activities:
Capital expenditures, net	(136)	(21)
Purchases of investments	(6,868)	(12,589)
Proceeds from matured investments	15,181	10,065

Net cash provided by (used in) investing activities	8,177	(2,545)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	(293)	(9)
Effect of exchange rate changes on cash	(5)	(5)
Net increase (decrease) in cash and cash equivalents	6,025	(4,312)
Cash and cash equivalents at beginning of period	11,704	26,139

Cash and cash equivalents at end of period	$17,729	$21,827

See accompanying notes.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba, Inc. (“Marimba”, the “Company”, “we”, “our” or “us”) and reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003. Results for the interim periods are not necessarily indicative of results for the fiscal year ending December 31, 2003 or for any future interim or full-year period.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. All financial information has been reclassified to conform to this presentation.

Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share includes the weighted-average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options and are calculated by using the treasury stock method. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$343	$(3,949)
Weighted-average shares – Basic:
Weighted-average shares of common stock outstanding	25,356	24,304
Less weighted-average shares subject to repurchase	(45)	(85)

Weighted-average shares – Basic	25,311	24,219
Effect of dilutive securities: Employee stock options	141	—

Weighted average shares – Diluted	25,452	24,219

Net income (loss) per share – Basic	$0.01	$(0.16)

Net income (loss) per share – Diluted	$0.01	$(0.16)

For the three months ended March 31, 2003 and 2002, 4,171,007 and 7,304,165 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share, because the effect was antidilutive.

Recent Accounting Pronouncements

Effective January 1, 2003, we adopted FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement 146 requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement 146 had no effect on our reported financial position, results of operations or liquidity.

Effective January 1, 2003, we adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation 45 requires certain disclosures to be made by a guarantor effective for interim and annual periods ending after December 15, 2002. Interpretation 45 also requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation relating to the guarantee. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 had no effect on our reported financial position, results of operations or liquidity.

Effective January 1, 2003, we adopted FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Statement 148, amends FASB Statement 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of Statement 148 had no effect on our reported financial position, results of operations or liquidity.

Guarantees

We enter into standard indemnification agreements with our customers and technology partners. Pursuant to these agreements, we typically indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments that Marimba could be required to make under these indemnification agreements is unlimited. We have, in the past, incurred costs to defend intellectual property lawsuits.

We generally warrant that our software products will perform in all material respects in accordance with our standard published specifications for a specified period of time from the date of license. Additionally, we warrant that our maintenance and other services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. Historically, costs related to these warranties have not been significant. We maintain a warranty accrual in the event that we incur expenses associated with customer claims made under our warranty provisions. Activity within this accrual was immaterial for the periods presented.

We have agreements in place with our directors and officers whereby we indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that may enable us to recover a portion of any future amounts paid.

Accounting for Stock-Based Compensation

The following table summarizes relevant information as to reported results under Marimba’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement 123 had been applied (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net income (loss) as reported	$343	$(3,949)
Add: Stock-based compensation included in reported net income (loss)	54	552
Deduct: Total stock-based compensation recovery (expense) under SFAS 123, net of tax effect	147	(3,765)

Pro forma net income (loss)	$544	$(7,162)
Basic and diluted net income (loss) per share:
Reported net income (loss) per common share	$0.01	$(0.16)

Pro forma net income (loss) per common share	$0.02	$(0.30)

3. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) such as foreign currency translation gain or losses and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$343	$(3,949)
Other comprehensive income (loss):
Change in unrealized gains and losses on available-for-sale securities	(71)	(210)
Foreign currency translation adjustment	(5)	(5)

Comprehensive income (loss)	$267	$(4,164)

4. Legal Matters

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information in this report contains forward-looking statements, which are subject to safe harbors created under the U.S. federal securities laws. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including statements that refer to projections of our future financial performance, anticipated revenue growth, profitability, expenses, cash flows, capital needs, competition and market share growth, the development of new products and technologies and market acceptance of such products or technologies, business and sales strategies, developments in our target markets, matters relating to distribution channels and partnerships, proprietary rights, litigation, and other trends in our businesses. In addition, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Marimba’s actual results and the timing of certain events may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results, Liquidity and Capital Resources” below, and in other reports or submissions filed with the SEC. All forward-looking statements in this report are based on information available to Marimba as of the date hereof, and Marimba undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements, except as otherwise required by law.

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

Revenues to date have been derived from the license of our products and from support and maintenance, consulting and training services. Customers who license our products generally purchase maintenance contracts, typically covering a 12-month period. Additionally, customers may purchase consulting services, which are customarily billed at a fixed daily rate plus out-of-pocket expenses. We also offer training services that are billed on a per student or per class session basis.

Since inception, we have made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $49.6 million at March 31, 2003. We believe that our future success depends in part on our ability to increase our customer base and on growth in our market overall. Accordingly, over the long term, we intend to continue to invest heavily in sales, marketing and research and development.

In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful, and historical trends that may be drawn from these comparisons should not be relied upon as indications of future performance, growth or financial results.

Critical Accounting Policies and Estimates

We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

Results of Operation

The following table sets forth certain statements of operations data as a percentage of total revenues for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Revenues:
License	64.4%	49.2%
Service	35.6	50.8

Total revenues	100.0	100.0
Cost of revenues:
License	1.6	1.5
Service	13.5	18.1

Total cost of revenues	15.1	19.6

Gross margin	84.9	80.4
Operating expenses	84.4	134.6

Income (loss) from operations	0.5	(54.2)
Net income (loss)	3.4%	(49.0)%

The data presented above and elsewhere in this section has been derived from the unaudited consolidated financial statements contained in this report which, in the opinion of management include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

Revenues

The following table presents selected revenue data for the periods indicated (in thousands except for percentages):

	Three Months Ended March 31,
	2003	2002
Revenues:
License	$6,520	$3,969
Service	3,611	4,092

Total revenues	$10,131	$8,061
Percentage of total revenues:
License	64%	49%
Service	36	51

Total revenues increased $2.1 million or approximately 26%, to $10.1 million in the first quarter of 2003 from $8.1 million in the first quarter of 2002. The increase in total revenues was due to an increase in licenses revenues, partially offset by a decrease in service revenues, as discussed below. Our quarterly revenues often depend on a small number of relatively large transactions. In the first quarter of 2003, two customers accounted for approximately 20% and 13% of total revenues. In the first quarter of 2002, no customer accounted for more than 10% of total revenues.

License Revenues. License revenues increased $2.6 million, or approximately 64%, to $6.5 million in the first quarter of 2003 from $4.0 million in the first quarter of 2002. As a percentage of total revenues, license revenues increased to 64% of total revenues in the three-month period ended March 31, 2003, from 49% in the comparable period of 2002. The increase in license revenues for the first quarter of 2003 was due to a few large license transactions resulting in a significantly increased average deal size. The comparable 2002 period, in contrast, was characterized by lower deal sizes, due primarily we believe to a generally weak IT spending environment. The mix of products sold each quarter can vary significantly. For example, the first quarter of 2002 included a large Embedded Management transaction that resulted in this product line being a large percentage of our license revenue, whereas the first quarter of 2003 had only a single small Embedded Management license purchase that resulted in less than 1% of license revenue. The following table presents the license revenues derived from each of our product lines as a percentage of total license revenues for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Percentage of total license revenues:
Desktop/Mobile Management	85%	63%
Server Management	15	19
Embedded Management	—	18

Service Revenues. Service revenues include support and maintenance, consulting and training. Service revenues in the first quarter of 2003 decreased $481,000, or approximately 12%, compared with the first quarter of 2002. $360,000 of this decrease was the result of lower consulting and training revenues, stemming from both a reduction of our standard consulting prices and reduced utilization of our professional services employees. As a percentage of total revenues, service revenues decreased to 36% of total revenues in the first quarter of 2003, from 51% in the comparable period of 2002. The decrease in service revenues as a percentage of total revenues was due primarily to the increase in license revenues in the three-month period ended March 31, 2003. The following table presents the components of service revenues as a percentage of service revenues for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Percentage of total service revenues:
Consulting	12%	17%
Support and maintenance	83	77
Training	5	6

International. Revenues outside the United States represented approximately 11% and 16% of total revenues for the three-month period ended March 31, 2003 and 2002, respectively. The decrease in revenues outside the United States, as a percentage of total revenues, was due primarily to the increase in domestic revenues. Domestic revenues increased by $2.3 million, or 33%, to approximately $9.0 million in the first quarter of 2003 when compared to the same quarter in 2002. International revenues decreased by $188,000 or 14%, to approximately $1.1 million in the first quarter of 2003 when compared to the same quarter in 2002. The following table presents our revenues by region as a percentage of total revenues:

	Three Months Ended March 31,
	2003	2002
Revenues:
United States	89%	84%
Europe	10	15
Other regions	1	1

Costs of Revenues and Gross Profit

Cost of License Revenues and Related Gross Profit. Cost of license revenues consists primarily of the cost of third-party software technology that was either integrated into our products or resold by us. Cost of license revenues in the first quarter of 2003 included an additional charge of approximately $85,000 for amortization of acquired technology in connection with a legal settlement of a patent dispute in July 2002. We expect to record similar quarterly amortization charges through June 2007. The following table presents our gross profit on license revenues (in thousands except for percentages):

	Three Months Ended March 31,
	2003	2002
License revenues	$6,520	$3,969
Cost of license revenues	163	126

Gross profit on license revenues	$6,357	$3,843
Gross profit on license revenues as a percentage of license revenues	98%	97%

Cost of Service Revenues and Related Gross Profit. Cost of service revenues includes salaries and related expenses of our customer service and training organizations, consultants and third parties for billable consulting arrangements, and an allocation of certain overhead expenses. Cost of service revenues during the first quarter of 2003 decreased by approximately 6% compared to the same period in 2002. As a percentage of service revenues, cost of service revenues was relatively stable at 62% for the three months ended March 31, 2003, compared with 64% for the same period in 2002. The following table presents our gross profit on service revenues (in thousands except for percentages):

	Three Months Ended March 31,
	2003	2002
Service revenues	$3,611	$4,092
Cost of service revenues	1,363	1,456

Gross profit on service revenues	$2,248	$2,636
Gross profit on service revenues as a percentage of service revenues	62%	64%

Operating Expenses

Research and Development. Research and development expenses decreased $32,000, or less than 2%, to $2.0 million in the first quarter of 2003 from $2.1 million in the comparative period of 2002. This was primarily due to decreases in headcount during 2002 that were partially offset by increased consulting expenses as we continue to enhance and develop our products.

Sales and Marketing. Sales and marketing expenses decreased $1.4 million, or approximately 21%, to $5.3 million in the first quarter of 2003 from $6.7 million in the first quarter of 2002, due primarily to fewer promotional activities during the first quarter of 2003 and headcount reductions that took place primarily in the third quarter of 2002.

General and Administrative. General and administrative expenses decreased $393,000, or 25%, to $1.2 million in the first quarter of 2003 from $1.6 million in the first quarter of 2002, due primarily to the restructuring that took place in the third quarter of 2002 and other general cost cutting measures.

Deferred Compensation. We amortized deferred compensation, net of credits resulting from the forfeiture of stock options and repurchase of shares due to employee departures, of $54,000 for the first quarter of 2003, compared with $552,000 for the first quarter of 2002. Our deferred compensation charges resulted primarily from stock options granted prior to our initial public offering in April 1999 and restricted stock grants made in 2001 and 2002. Most of these stock options and restricted shares are now either vested or cancelled, which is the primary cause of the large decline in deferred compensation charges. We anticipate a charge of approximately $57,000 during the second quarter of 2003 and no charges thereafter.

Interest Income and Other Income, Net. Interest income and other income, net, was $321,000 for the quarter ended March 31, 2003 and $432,000 for the same period in 2002. The decrease in interest income was due primarily to lower invested cash balances.

Provision for Income Taxes: Marimba’s provision for income taxes for the first quarters of 2003 and 2002 consists of state income, franchise taxes, foreign taxes, and with respect to 2003 only, a provision for Federal Alternative Minimum Tax after utilization of available net operating loss carryforwards. No provision for Federal taxes was recorded for the three-month period ended March 31, 2002, because we had experienced losses and did not anticipate paying Federal taxes.

Liquidity and Capital Resources

As of March 31, 2003, our principal sources of liquidity included approximately $17.7 million of cash and cash equivalents, and $15.8 and $14.3 million of short-term and long-term investments in marketable securities, respectively.

Cash equivalents consisted of financial instruments, which are readily convertible to cash and have maturities of three months or less at the time of acquisition. Investments with remaining maturities of less than one year are considered short-term, and investments with maturities longer than one year are considered long-term investments. Investments are reported at fair market value and are managed by professional investment managers.

Net cash used in operating activities was approximately $1.9 million for the first three months of 2003, compared to $1.8 million for the same period in 2002. This relatively small increase was due primarily to an increase in accounts receivable, partially offset by a decrease in deferred revenues. The net cash provided by investing activities of $8.2 million in the first quarter of 2003 was primarily related to lower purchases of short-term and long-term investments and to sales and maturities of previous investments. The net cash used in financing activities of $293,000 was due to the repurchase of common stock.

We currently anticipate that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, it is possible that we could experience unexpected cash requirements that would force us to seek financing, or at some point in the future we may otherwise seek financing to support our long-term operations. In any such event, we may seek to sell additional equity or debt securities or obtain a credit facility. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our existing stockholders would be reduced.

Commitments

Our contractual obligations consist of noncancellable operating lease agreements. As of March 31, 2003, future minimum lease payments under noncancellable operating leases are expected to be approximately $4.1 million, and become due as presented in the table below:

Operating Leases
(in thousands)
Less than 1 year	$1,919
1 to 3 years	2,193
4 years and thereafter	—

Total minimum lease payments	$4,112

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

We Have Incurred Losses and May Incur Future Losses

There is no assurance that we will be able to sustain or increase profitability in the long run. As of March 31, 2003, we had an accumulated deficit of approximately $49.6 million. Our history of losses may cause some of our potential and/or actual customers to question our viability, which may in turn hamper our ability to sell some of our products or collect receivables.

Fluctuations in Our Quarterly Operating Results Could Adversely Affect Our Stock Price

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as indicators of our future performance. Our operating results have been below the expectations of securities analysts and investors in the past and could be so in the future. Our failure to meet these expectations would likely harm the market price of our common stock. Operating results vary depending on a number of factors, many of which are outside our control.

A substantial portion of our revenues for most quarters has been recorded in the last month of the quarter and the magnitude of quarterly fluctuations in operating results may not become evident until late in or towards the end of a particular quarter. At the same time, our expense levels are relatively fixed for a particular quarter and are based, in part, on expectations as to future revenues. As a result, if revenue levels fall below our expectations for a particular quarter, our operating results will be adversely affected as only a small portion of our expenses vary with our revenues. A delay in recognizing revenue, even from a single account, could seriously harm our operating results.

Our Revenues in Any Quarter Depend on a Small Number of Relatively Large Orders

Our quarterly revenues are especially subject to fluctuation, because they normally depend on the completion of relatively large license transactions. For example, two transactions accounted for approximately 33% of our revenues during the first quarter of 2003. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period.

We Are Subject to the Effects of General Economic and Geopolitical Conditions and Reductions in Corporate IT Spending, and the Current Economic Downturn May Continue to Adversely Impact Our Business

Our business is subject to the effects of general economic conditions and, in particular, market conditions in the industries that we serve. We believe that our operating results are being adversely impacted by recent unfavorable general economic and geopolitical conditions, as well as reductions in corporate IT spending. Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. Our customers’ decisions to purchase our products are discretionary and subject to their internal budget and purchasing processes, which may be impacted by the above factors. In addition, since many of our customers may be suffering adverse effects from the general economic slowdown, we may find that collecting accounts receivable from existing or new customers will take longer than we expect or that some accounts receivable will become uncollectible. If these conditions do not improve, or if they deteriorate further, our business and operating results are likely to continue to be adversely impacted.

Our Success Depends on Our Desktop/Mobile Management Product Line

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

We Need to Continue to Enhance and Develop Our Server Management and Embedded Management Product and Develop New Products and Services

There can be no assurance that the revenues from our newer Server Management and Embedded Management product lines will grow in absolute amount or as a percentage of total license revenues. In addition, we cannot assure you that our Server Management products and Embedded Management products will meet customer expectations or gain widespread market acceptance.

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

Our Ability to Grow and Sustain Service Revenues Depends on New License Customers and Support Contract Renewals

Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenues negatively impacts our future service revenues. Our license revenues decreased during 2002, which could contribute to a decrease in service revenues in 2003 and beyond.

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

Implementation of Our Products by Large Customers May Be Complex and Customers Could Become Dissatisfied if Implementation Proves Difficult, Costly or Time Consuming

Our products must integrate with many existing computer systems and software programs used by our customers. Integrating with many other computer systems and software programs can be complex, costly and time consuming, and can cause delays in the deployment of our products for such customers. Customers could become dissatisfied with our products if implementations prove to be difficult, costly or time consuming, and this could negatively impact our ability to sell our products.

Our Business and Financial Performance Depends on Our Ability to Retain and Attract Key Personnel

Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel. We have recently had changes in our senior management, in particular within our sales organization. Several members of our senior management are relatively new to Marimba, and our success will depend in part on the successful assimilation and performance of these individuals.

We may not be successful in attracting qualified senior management personnel or be able to attract, assimilate and retain other key personnel in the future. None of our senior management or other key personnel in the U.S. is bound by an employment agreement. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other companies in the software industry, we face competition for qualified personnel. To compete, we believe that we must provide personnel with a competitive compensation package, including stock options. The recent downturn in the trading price of our stock has reduced the incentive effect of many of our previously granted stock options. If we lose senior management or key employees and are unable to replace them with qualified individuals, our business and operating results could be seriously harmed.

If Requirements Relating to Accounting Treatment For Employee Stock Options Are Changed, We May Be Forced to Change Our Business Practices

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by administrative and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as a compensation expense. As a result, we could decide to decrease the number of employee stock options that we would grant. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. In addition, such a change could have a negative effect on our earnings.

We Have a Long Sales Cycle and Our Products Require a Sophisticated Sales Effort

A customer’s decision to license our products typically involves a significant commitment of resources and is influenced by the customer’s budget cycles and internal approval procedures for IT purchases. In addition, selling our products requires us to educate potential customers on our products’ uses and benefits. As a result, our products have a long sales cycle, which can take over six months, and sales cycles are generally lengthening during the current economic slowdown. We face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant capital expenditures. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to test our products before they decide whether to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by our competitors or us.

Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New hires require extensive training and typically take at least six months to achieve full productivity. There is no assurance that new sales representatives will ultimately become productive. In prior quarters, a large portion of our license revenues has often resulted from contracts closed by just a few sales representatives. If we were to lose qualified and productive sales personnel, our revenues could be adversely impacted.

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

•	Sellers of enterprise-wide management systems, which include electronic software distribution;

•	Companies that market products that support the distribution of software applications and content;

•	Desktop software management products;

•	Application server vendors and others that have introduced software distribution capabilities into their products;

•	Hardware suppliers that offer or bundle software management capabilities in conjunction with their hardware offerings; and

•	Our potential customers’ own information technology departments and internal development efforts.

Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have more extensive customer bases and broader customer relationships that they could leverage, including relationships with many of our current and potential customers. Many also have significantly more established customer support and professional service organizations than we do. In addition, these companies may adopt aggressive pricing policies, which we are unable to match. In the past, we have lost potential customers to competitors for various reasons, including lower prices. Furthermore, these companies may have greater brand name recognition that we do. To achieve widespread market acceptance, we will need to further establish the Marimba brand and be able to differentiate our product and service offerings from those of our competitors.

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

Finally, the widespread inclusion of the functionality of our products as standard features of Microsoft operating systems software could render our products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of our products. If we were unable to develop new functionality or unique applications for our technology to successfully replace any obsolete products, our business, condition (financial or otherwise), prospects and results of operations could be materially adversely affected.

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

We Are Involved in a Securities Class Action Litigation and Are At Risk of Additional Similar Litigation

We are a party to the securities class action litigation described in Part I, Item 1—“Legal Matters” of this report. The defense of this litigation may increase our expenses and divert our management’s attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

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

Export clearances, and in some cases, import clearances must be obtained before our products can be distributed internationally. Current or new government laws and regulations, or the application of existing laws and regulations, could expose us to significant liabili ties, significantly slow our growth and seriously harm our business and operating results.

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

Almost all of our products are written in Java and require a Java virtual machine in order to operate. Vendors offering these Java virtual machines may not continue to make these implementations of the Java virtual machines available at commercially reasonable terms or at all. Furthermore, if Sun Microsystems were to make significant changes to the Java language, if significant changes were to be made to Java virtual machine implementations of Sun Microsystems and other vendors or if they fail to correct defects and limitations in these products, our ability to continue to improve and ship our products could be impaired. In the future, our customers may also require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms. Our customers may also use particular implementations of the Java virtual machines that may not be technically or commercially acceptable for integration into our products.

Software Defects in Our Products Would Harm Our Business

Complex software products like ours often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. Our products extensively utilize digital certificates and other complex technology. Our use of this technology has in the past and may in the future result in product behavior problems, which may not be anticipated by our customers or us. Defects or errors in our current or future products or in products comparable to ours could result in lost or delayed revenues, which would seriously harm our business and operating results.

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

We May Have Difficulty Collecting Amounts Owed to Us

Certain of our existing and proposed customers have experienced credit-related issues. Because a small number of customers account for a large portion of our revenue and cash flow in any given quarter, the credit-worthiness of our largest customers is critical to our business. At March 31, 2003, three customers represented 26%, 18% and 10% of net accounts receivable, and at March 31, 2002, two customers represented 20% and 13% of net accounts receivable. We wrote off $1.0 million in uncollectible accounts during fiscal 2002, which had been previously reserved in 2001. Marimba performs ongoing credit evaluations of customers, but does not generally require collateral. We grant credit terms to most customers ranging from 30 to 90 days, however in some instances Marimba may provide longer payment terms. Should we have more customers than we anticipate with liquidity issues, or if payment is not received on a timely basis, our business, operating results and general financial condition could be seriously harmed.

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

Provisions in Our Charter Documents and in Delaware Law May Discourage or Delay Potential Acquisition Bids for Marimba and Prevent Changes in Our Management

Our charter documents authorize us to issue shares of preferred stock with rights, preferences and privileges designated by our Board of Directors, without further stockholder approval. While this provides desirable flexibility in connection with possible acquisitions and other corporate purposes, any issued preferred stock could have the effect of delaying, deferring or preventing a change in control of our company. As a result, the market price of our common stock and the voting and other rights of the holders of our common stock may be adversely affected. The issuance of preferred stock may result in the loss of voting control to others.

In addition, provisions in our charter documents eliminate the right of stockholders to act by written consent without a meeting and limit the right of stockholders to call, and present items of business at, a special meeting of stockholders. These provisions are intended to increase the likelihood of continuity and stability in the composition of our Board of Directors and in the policies set by the Board. These provisions also discourage certain types of transactions that may involve an actual or threatened change of control transaction, and are designed to reduce our vulnerability to an unsolicited acquisition proposal. As a result, these provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. These provisions are also intended to discourage certain tactics that may be used in proxy fights. However, they could have the effect of discouraging others from making tender offers for outstanding shares of our stock, and may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also have the effect of preventing changes in the management of our company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are generally subject to market risks associated with changes in interest rates and foreign currency exchange rates. A brief summary of these risks follows below. For more information, please see our annual report on Form 10-K. We believe there have been no significant changes in our market risk exposure during the three months ended March 31, 2003 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2002.

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

Exchange Rate Sensitivity

We develop products in the United States, and sell our products and services primarily in North America, Europe and Asia. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Portions of our sales are currently transacted in British Pounds and Euros, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuations in exchange rates. Near-term changes in exchange rates may have a material impact on our future revenues, earnings, fair values or cash flows. We have not engaged in foreign currency hedging transactions. There can be no assurance that a sudden and significant change in the value of the British Pound or Euro would not seriously harm our financial condition and results of operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

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

MARIMBA, INC.

Date: April 29, 2003	By:	/s/ ANDREW CHMYZ
Andrew Chmyz Vice President, Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer and duly authorized officer)

CERTIFICATIONS

I, Richard C. Wyckoff, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marimba, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	/s/ RICHARD C. WYCKOFF
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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	/s/ ANDREW CHMYZ
Andrew Chmyz
Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1+	1999 Employee Stock Purchase Plan, as amended to date.

10.2+	International Employee Stock Purchase Plan, as amended to date.

99.1	Certification of Chief Executive Officer and President.

99.2	Certification of Vice President, Finance and Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement.