Form 10-Q
period 2003-06-30
MARIMBA INC
filed 2003-07-29
CIK 1078295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-25683

MARIMBA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	77-0422318 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Securities Exchange Act of 1934).   Yes  ☐  No ☒.

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2003 was 25,613,399.

MARIMBA, INC.

MARIMBA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	June 30, 2003	December 31, 2002
ASSETS	(unaudited)	(*)
Current assets:
Cash and cash equivalents	$22,319	$11,704
Short-term investments	19,116	24,643
Accounts receivable, net of allowances of $633 and $750, respectively	7,746	6,546
Prepaid expenses and other current assets	1,290	1,321

Total current assets	50,471	44,214
Property and equipment, net	1,962	2,333
Long-term investments	9,735	13,917
Acquired technology	1,365	1,536
Other assets	375	369

	$63,908	$62,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199	$465
Accrued liabilities	1,144	1,576
Accrued compensation	2,272	2,348
Deferred revenue	10,010	8,299

Total current liabilities	13,625	12,688
Deferred rent	160	286
Deferred revenues non-current	537	667

Total long-term liabilities	697	953
Stockholders’ equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, no shares designated, issued and outstanding	—	—
Common stock; $.0001 par value, 80,000 shares authorized, 25,613 and 25,201 shares issued and outstanding, respectively	2	2
Additional paid-in capital	98,452	98,728
Deferred compensation	—	(239)
Accumulated other comprehensive income	62	215
Accumulated deficit	(48,930)	(49,978)

Stockholders’ equity	49,586	48,728

	$63,908	$62,369

(*) The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

MARIMBA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
License	$6,030	$5,050	$12,551	$9,018
Service	4,199	3,988	7,810	8,081

Total revenues	10,229	9,038	20,361	17,099
Cost of revenues:
License	130	2,099	293	2,226
Service	1,507	1,407	2,870	2,863

Total cost of revenues	1,637	3,506	3,163	5,089

Gross profit	8,592	5,532	17,198	12,010
Operating expenses:
Research and development	2,049	2,042	4,076	4,100
Sales and marketing	4,915	6,775	10,217	13,451
General and administrative General and administrative	1,086	1,875	2,258	3,440
Amortization of deferred compensation	57	508	111	1,060

Total operating expenses	8,107	11,200	16,662	22,051

Income (loss) from operations	485	(5,668)	536	(10,041)
Interest income	244	376	542	816
Other income	41	14	63	7

Income (loss) before income taxes	770	(5,278)	1,141	(9,218)
Provision for income taxes	66	4	94	13

Net income (loss)	$704	$(5,282)	$1,047	$(9,231)

Basic and diluted net income (loss) per share	$0.03	$(0.22)	$0.04	$(0.38)

Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	25,496	24,360	25,408	24,290

Weighted-average shares of common stock outstanding used in computing diluted net income (loss) per share	26,189	24,360	26,101	24,290

See accompanying notes.

MARIMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2003	2002
	(unaudited)
Operating activities:
Net income (loss)	$1,047	$(9,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	716	1,000
Amortization of deferred compensation	111	1,060
Amortization of acquired technology	170	—
Loss on disposal of property and equipment	—	3
Changes in operating assets and liabilities:
Accounts receivable, net	(1,200)	3,913
Prepaid expenses and other current assets	26	118
Accounts payable	(266)	(122)
Accrued liabilities	(432)	2,069
Accrued compensation	(75)	(239)
Deferred revenue	1,581	156
Deferred rent	(126)	24

Net cash provided by (used in) operating activities	1,552	(1,249)

Investing activities:
Capital expenditures, net	(345)	(189)
Purchases of investments	(13,262)	(21,238)
Proceeds from matured investments	22,831	15,515

Net cash provided by (used in) investing activities	9,224	(5,912)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	(148)	228
Effect of exchange rate changes on cash	(13)	(18)

Net increase (decrease) in cash and cash equivalents	10,615	(6,951)
Cash and cash equivalents at beginning of period	11,704	26,139

Cash and cash equivalents at end of period	$22,319	$19,188

See accompanying notes.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business

Marimba, Inc. was incorporated in Delaware in February 1996. We develop, market and support software change management and software configuration management solutions. Our products help customers reduce their total cost of information technology (“IT”) ownership and improve quality of IT service by streamlining the distribution and management of software applications and content. Our customer base spans multiple vertical markets, including financial services, retail, healthcare, manufacturing and government entities. We market our products worldwide through a combination of a direct sales force and resellers

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba, Inc. (“Marimba”, “we”, “our” or “us”) and reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003. Results for the interim periods are not necessarily indicative of results for the fiscal year ending December 31, 2003 or for any future interim or full-year period.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. All financial information has been reclassified to conform to this presentation.

Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share includes the weighted-average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options and are calculated by using the treasury stock method. The following table presents the calculation of basic and diluted net income (loss) per share(in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$704	$(5,282)	$1,047	$(9,231)
Weighted-average shares – Basic:
Weighted-average shares of common stock outstanding	25,566	24,375	25,466	24,393
Less weighted-average shares subject to repurchase	(70)	(15)	(58)	(103)

Weighted-average shares – Basic	25,496	24,360	25,408	24,290
Effect of dilutive securities: Employee stock options	693	—	693	—

Weighted average shares – Diluted	26,189	24,360	26,101	24,290

Net income (loss) per share – Basic	$0.03	$(0.22)	$0.04	$(0.38)

Net income (loss) per share – Diluted	$0.03	$(0.22)	$0.04	$(0.38)

For the three months ended June 30, 2003 and 2002, 2,170,541 and 7,223,150 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share, because the effect was antidilutive. For the six months ended June 30, 2003 and 2002, 2,079,177 and 6,942,165 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share, because the effect was antidilutive.

Recent Accounting Pronouncements

In January 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or entitled to receive a majority of the VIE’s residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. We have adopted the disclosure provisions and will adopt the consolidation requirements as of July 1, 2003. We do not believe the adoption of this statement will have a material effect on our results of operation or financial position.

In June 2003, FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of this statement will have a material effect on our results of operation or financial position.

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

Accounting for Stock-Based Compensation

The following table summarizes relevant information as to reported results under Marimba’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement 123 had been applied (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$704	$(5,282)	$1,047	$(9,231)
Add: Stock-based compensation included in reported net income (loss)	57	508	111	1,060
Deduct: Total stock-based compensation (expense) under SFAS 123	(733)	(1,059)	(586)	(4,823)

Pro forma net income (loss)	$28	$(5,833)	$572	$(12,995)
Basic and diluted net income (loss) per share:
Reported net income (loss) per common share	$0.03	$(0.22)	$0.04	$(0.38)

Pro forma net income (loss) per common share	$0.00	$(0.24)	$0.02	$(0.53)

3. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss), foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$704	$(5,282)	$1,047	$(9,231)
Other comprehensive income (loss):
Change in unrealized gains and losses on available-for-sale securities	(69)	255	(140)	45
Foreign currency translation adjustment	(7)	(14)	(13)	(19)

Comprehensive income (loss)	$628	$(5,041)	$894	$(9,205)

4. Legal Matters

Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company’s initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation and tie-in arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statement filed in connection with the offering. Marimba and certain of its officers and directors were named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs. Similar complaints have been filed against over 300 other issuers that had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. In July 2002, the defendants in the consolidated actions filed motions to dismiss all of the cases in the litigation (including the case involving Marimba). On February 19, 2003, the court ruled on the motions and granted Marimba’s motion to dismiss the claims against it under Section 10(b) and Rule 10b-5. The motions to dismiss the claims under Section 11 were denied as to virtually all of the defendants in the consolidated cases, including Marimba. In addition, the Marimba individual defendants in the litigation each signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. On June 30, 2003, a special committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Marimba and Marimba’s individual defendants for the conduct alleged in the action to be wrongful. Marimba would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert and release certain potential claims Marimba may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Marimba’s insurers. The special committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Marimba’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the litigation. In the event the settlement is not consummated, the defense of the litigation may increase our expenses and divert our management’s attention and resources. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, and any unfavorable outcome could have a material adverse impact on our business, financial condition and operating results.

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

Overview

Marimba, Inc. was incorporated in Delaware in February 1996. We develop, market and support software change management and software configuration management solutions. Our products help customers reduce their total cost of information technology (“IT”) ownership and improve quality of IT service by streamlining the distribution and management of software applications and content. Our customer base spans multiple vertical markets, including financial services, retail, healthcare, manufacturing and government entities. We market our products worldwide through a combination of a direct sales force and resellers.

Revenues to date have been derived from the license of our products and from support and maintenance, consulting and training services. Customers who license our products generally purchase maintenance contracts, typically covering a 12 month period. Additionally, customers may purchase consulting services, which are customarily billed at a fixed daily rate plus out-of-pocket expenses. We also offer training services that are billed on a per student or per class session basis.

Since inception, we have made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $48.9 million at June 30, 2003. We believe that our future success depends in part on our ability to increase our customer base and on growth in our market overall. Accordingly, over the long term, we intend to continue to invest heavily in sales, marketing and research and development.

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

Critical Accounting Policies and Estimates

We believe there have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

Results of Operation

The following table sets forth certain statements of operations data as a percentage of total revenues for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	59.0%	55.9%	61.6%	52.7%
Service	41.0	44.1	38.4	47.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License	1.3	23.2	1.4	13.0
Service	14.7	15.6	14.1	16.7

Total cost of revenues	16.0	38.8	15.5	29.7

Gross margin	84.0	61.2	84.5	70.3
Operating expenses:
Research and development	20.0	22.6	20.0	24.0
Sales and marketing	48.0	75.0	50.2	78.7
General and administrative	10.7	20.7	11.1	20.1

Amortization of deferred compensation	0.6	5.6	0.5	6.2

Operating expenses	79.3	123.9	81.8	129.0

Income (loss) from operations	4.7	(62.7)	2.7	(58.7)
Net income (loss)	6.9%	(58.4)%	5.1%	(54.0)%

The data presented above and elsewhere in this section has been derived from the unaudited consolidated financial statements contained in this report which, in the opinion of management include all adjustments, consisting only of normal recurring accruals for 2003 and a $1.9 million non-recurring expense in the second quarter of 2002 related to a legal settlement involving a patent license. These adjustments are necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

Revenues

The following table presents selected revenue data for the periods indicated (in thousands except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	$6,030	$5,050	$12,551	$9,018
Service	4,199	3,988	7,810	8,081

Total revenues	$10,229	$9,038	$20,361	$17,099
Percentage of total revenues:
License	59%	56%	62%	53%
Service	41	44	38	47

Total revenues increased $1.2 million or approximately 13%, to $10.2 million in the second quarter of 2003 from $9.0 million in the second quarter of 2002. For the six months ended June 30, 2003, total revenue increased $3.3 million or approximately 19% to $20.4 million from $17.1 million in the comparable period.

The increase in total revenues was due primarily to an increase in license revenues. Our quarterly revenues often depend on a small number of relatively large transactions. In the second quarter of 2003, three customers accounted for approximately 15%, 11% and 10% of total revenues. In the second quarter of 2002, two customers accounted for approximately 19% and 11% of total revenues.

License Revenues. License revenues increased $1.0 million, or approximately 20%, to $6.0 million in the second quarter of 2003 from $5.0 million in the second quarter of 2002. License revenue in the six months ended June 30, 2003 increased $3.6 million or approximately 40% to $12.6 million from $9.0 million in the comparable period in 2002. As a percentage of total revenues, license revenues increased to 59% of total revenues in the three month period ended June 30, 2003, from 56% in the comparable period of 2002. As a percentage of total revenues, license revenues increased to 62% of total revenues for the six month period ended June 30, 2003, from 53% of total revenues in comparable period of 2002. The increase in license revenues for the second quarter of 2003 was due to a few large license transactions resulting in an increased average deal size. The mix of products sold each quarter can vary significantly. The following table presents the license revenues derived from each of our product lines as a percentage of total license revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Percentage of total license revenues:
Desktop/Mobile Management	85%	86%	85%	74%
Server Management	15	14	15	17
Embedded Management	—	—	—	9

Service Revenues. Service revenues include support and maintenance, consulting and training. Service revenues in the second quarter of 2003 increased $0.2 million, or approximately 5% to $4.2 million, from $4.0 million in the second quarter of 2002. The majority of this increase was the result of higher support and maintenance revenues. Service revenues for the six months ended June 30, 2003 decreased $0.3 million, or approximately 4%, to $7.8 million from $8.1 million in the comparable period of 2002. The majority of the decrease was due to lower consulting and training revenues. As a percentage of total revenues, service revenues decreased to 41% of total revenues in the second quarter of 2003, from 44% in the comparable period of 2002. As a percentage of total revenues, services revenues decreased to 38% of total revenue for the period ended June 30, 2003, from 47% for the comparable period in 2002. The decrease in service revenues as a percentage of total revenues was due primarily to the increase in license revenues in the three and six month period ended June 30, 2003. The following table presents the components of service revenues as a percentage of service revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Percentage of total service revenues:
Consulting	15%	14%	13%	16%
Support and maintenance	80	81	82	78
Training	5	5	5	6

International. International revenues represented approximately 13% and 15% of total revenues for the three month period ended June 30, 2003 and 2002, respectively. Revenues outside the United States represented approximately 12% and 15% of total revenues for the six months ended June 30, 2003 and 2002, respectively. The decrease in revenues outside the United States, as a percentage of total revenues, was due primarily to the increase in domestic revenues. Domestic revenues increased by $1.2 million, or 16%, to approximately $8.9 million in the second quarter of 2003 from $7.7 million in the second quarter in 2002. International revenues were essentially unchanged, at approximately $1.3 million for both the second quarter of 2003 and 2002. International revenues for the six month period ended June 30, 2003 decreased by $233,000, or 9% to $2.4 million from $2.6 million compared to the same period in 2002. The following table presents our revenues by region as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
United States	87%	85%	88%	85%
Europe	12	11	11	13
Other regions	1	4	1	2

Costs of Revenues and Gross Profit

Cost of License Revenues and Related Gross Profit. Cost of license revenues consists primarily of the cost of third-party software technology that was either integrated into our products or resold by us. Cost of license revenues in the second quarter of 2003 was $1.9 million less than in the second quarter of 2002. The second quarter of 2002 included a one-time charge of $1.9 million related to a legal settlement involving a patent license. Also as a result of this settlement, we have included an additional charge of approximately $85,000 for amortization of acquired technology every quarter beginning in the third quarter of 2002, up to and including the most recent quarter. We expect to record similar quarterly amortization charges through June 2007. The following table presents our gross profit on license revenues (in thousands except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
License revenues	$6,030	$5,050	$12,551	$9,018
Cost of license revenues	130	2,099	293	2,226

Gross profit on license revenues	$5,900	$2,951	$12,258	$6,792
Gross profit on license revenues as a percentage of license revenues	98%	58%	98%	75%

Cost of Service Revenues and Related Gross Profit. Cost of service revenues includes salaries and related expenses of our customer service and training organizations, consultants and third parties for billable consulting arrangements, and an allocation of certain overhead expenses. Cost of service revenues during the second quarter of 2003 increased by approximately 7% compared to the same period in 2002, primarily the result of increased service revenues. Cost of service revenue for the six month period ended June 30, 2003 increased marginally compared to the same period in 2002. The following table presents our gross profit on service revenues (in thousands except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Service revenues	$4,199	$3,988	$7,810	$8,081
Cost of service revenues	1,507	1,407	2,870	2,863

Gross profit on service revenues	$2,692	$2,581	$4,940	$5,218
Gross profit on service revenues as a percentage of service revenues	64%	65%	63%	65%

Operating Expenses

Research and Development. Research and development expenses were essentially unchanged, at $2.0 million in both the second quarter of 2003 and the comparable period of 2002, and at $4.1 million for the six month period ended June 30, 2003 and the comparable period in 2002.

Sales and Marketing. Sales and marketing expenses decreased $1.9 million, or approximately 28%, to $4.9 million in the second quarter of 2003 from $6.8 million in the second quarter of 2002. Sales and marketing expenses decreased $3.2 million, or approximately 24%, to $10.2 million for the six month period ended June 30, 2003, compared to $13.4 million in the comparable period in 2002. The decrease was primarily due to fewer promotional activities during the first and second quarter of 2003, as well as headcount and other ongoing cost reductions.

General and Administrative. General and administrative expenses decreased $789,000, or 42%, to $1.1 million in the second quarter of 2003 from $1.9 million in the second quarter of 2002. General and administrative expenses decreased $1.2 million, or 34%, to $2.3 million for the six month period ended June 30, 2003 compared to $3.4 million in the comparable period in 2002. These decreases were due to the restructuring that took place in the third quarter of 2002, a reduction in outside legal fees, and ongoing general cost cutting measures.

Deferred Compensation. We amortized deferred compensation, net of credits resulting from the forfeiture of stock options and repurchase of shares due to employee departures, of $57,000 and $111,000 for the three and six months ended June 30, 2003 and $508,000 and $1.1 million for the three and six months ended June 30, 2002. Our deferred compensation charges resulted primarily from stock options granted prior to our initial public offering in April 1999 and restricted stock grants made in 2001 and 2002. All of these stock options and restricted shares have now either fully vested or have been cancelled, which is the primary cause of the large decline in deferred compensation charges. We anticipate having no further deferred compensation charges unless we grant additional restricted shares or non-employee stock options in the future.

Interest Income and Other Income, Net. Interest income and other income, net, was $285,000 and $605,000 for three and six months ended June 30, 2003 and $390,000 and $823,000 for three and six months ended June 30, 2002. The decrease in interest income was due primarily to lower invested cash balances and lower interest rates.

Provision for Income Taxes. Marimba’s provision for income taxes for the second quarters of 2003 and 2002 consists of state income, franchise taxes, foreign taxes, and with respect to 2003 only, a provision for Federal alternative minimum tax after utilization of available net operating loss carryforwards. No provision for Federal taxes was recorded for the three and six month period ended June 30, 2002, because we had experienced losses and did not anticipate paying Federal taxes.

Liquidity and Capital Resources

As of June 30, 2003, our principal sources of liquidity included approximately $22.3 million of cash and cash equivalents, and $19.1 and $9.7 million of short-term and long-term investments in marketable securities, respectively.

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

Net cash generated by operating activities was approximately $1.6 million for the six months of 2003. The increase in cash is primarily as a result of net income for the period and an increase in deferred revenue, offset by increase in accounts receivable. The net cash provided by investing activities of $9.2 million for the first six months of 2003 was primarily related to lower purchases of short-term and long-term investments and to sales and maturities of previous investments. The net cash used in financing activities of $148,000 was due to the repurchase of common stock, offset by employee stock purchases.

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

Commitments

Our contractual obligations consist of noncancellable operating lease agreements. As of June 30, 2003, future minimum lease payments under noncancellable operating leases are expected to be approximately $4.6 million, and become due as presented in the table below:

Operating Leases
(in thousands)
Less than 1 year	$1,142
1 to 3 years	2,345
4 years and thereafter	1,083

Total minimum lease payments	$4,570

In May 2003, we renegotiated our lease commitment for our Mountain View headquarters, and in exchange for extending our lease commitment by an additional two years to June 2007, we reduced our monthly rent payment by approximately 40%.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. These risks are not the only ones facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Item 2 of this report.

We Have Incurred Losses and May Incur Future Losses

There is no assurance that we will be able to sustain or increase profitability or cashflow in the long run. As of June 30, 2003, we had an accumulated deficit of approximately $48.9 million. Our history of losses may cause some of our potential and/or actual customers to question our viability, which may in turn hamper our ability to sell some of our products or collect receivables.

Fluctuations in Our Quarterly Operating Results Could Adversely Affect Our Stock Price

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as indicators of our future performance. Our operating results have been below the expectations of securities analysts and investors in the past and could be so in the future. Our failure to meet these expectations would likely result in a decrease in the market price of our common stock. Operating results vary depending on a number of factors, many of which are outside our control.

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

Our Revenues in Any Quarter Depend on a Small Number of Relatively Large Orders

Our quarterly revenues are especially subject to fluctuation, because they normally depend on the completion of relatively large license transactions. For example, three transactions accounted for approximately 36% of our revenues during the second quarter of 2003. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period.

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

We Need to Continue to Enhance and Develop Our Server Management and Embedded Management Product Lines and Develop New Products and Services

There can be no assurance that the revenues from our newer Server Management and Embedded Management product lines will grow in absolute amount or as a percentage of total license revenues. In addition, we cannot assure you that our Server Management products and Embedded Management products will meet customer expectations or gain widespread market acceptance. We have sold a limited amount of Embedded Management products in the first six months of 2003.

To provide comprehensive software change management solutions, we will need to develop and introduce new products and services, which offer functionality that we do not currently provide. We may not be able to develop these technologies, and therefore, we may not be able to offer a comprehensive software change management solution. In addition, we have in the past experienced delays in new product releases, and we may experience similar delays in the future. If we fail to release new products on a timely basis, our business and operating results could be seriously harmed.

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

Our Ability to Grow and Sustain Service Revenues Depends on New License Customers and Support Contract Renewals

Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of license orders that we have previously sold, any downturn in our software license revenues negatively impacts our future service revenues. Our license revenues decreased during 2002, which could contribute to a decrease in service revenues in 2003 and beyond.

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

Failure to Further Develop and Sustain Our Indirect Sales Channel and Third-Party Distribution Relationships Could Limit or Prevent Future Growth

We have a limited number of distribution relationships for our products with systems integrators and other resellers, and we may not be able to increase the number of distribution relationships or maintain our existing relationships. We are relying in part on the growth of our indirect sales channel for future revenue growth, and if this does not continue to develop, our ability to grow revenues may be materially harmed.

Our current agreements with our distribution partners typically do not prevent these companies from selling products of other companies (including products that may compete with our products), and they do not generally require these companies to purchase minimum quantities of our products. Some of these relationships are governed by agreements that can be terminated by either party with little or no prior notice. These distributors could give higher priority to the products of other companies or to their own products than they give to our products. In addition, sales through these channels generally result in lower fees to Marimba than direct sales. The loss of, or significant reduction in, sales volume to any of our current or future distribution partners as a result of any of these or other factors could seriously harm our revenues and operating results.

Our Markets are Highly Competitive and are Experiencing Consolidation

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

Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have more extensive customer bases and broader customer relationships that they could leverage, including relationships with many of our current and potential customers. Many also have significantly more established customer support and professional service organizations than we do. In addition, these companies may adopt aggressive pricing policies, which we are unable to match. In the past, we have lost potential customers to competitors for various reasons, including lower prices. Furthermore, these companies may have greater brand name recognition than we do. To achieve widespread market acceptance, we will need to further establish the Marimba brand and be able to differentiate our product and service offerings from those of our competitors.

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

If Microsoft Successfully Expands Its Systems Management Software Offerings that Compete with Our Products, the Demand for Our Products May Suffer

Microsoft has publicized its intentions to expand its offerings in the systems management software market that may compete with our products. Microsoft has substantially greater financial, technical and marketing resources, a larger customer base, a longer operating history, greater name recognition and more established relationships in the industry than we do. If Microsoft were to grow their market share in the systems management market with competing products, the demand for our products and our ability to increase or sustain our market share may be harmed. In addition, the possible perception among our customers and potential customers that Microsoft is going to be successful in marketing expanded systems management software offerings that may compete with our products may delay their buying decisions and harm our ability to market our products and services to them.

We Rely on Third-Party Marketing and Technology Relationships For Future Sales Growth

We currently have several marketing and technology relationships. These relationships include joint sales and marketing relationships that provide us access to potential sales to large enterprises that we might not otherwise have access to, as well as product integration and other relationships. If we cannot maintain successful marketing and technology relationships or if we fail to enter into additional marketing and technology relationships, we could have difficulty expanding the sales of our products and our growth might be limited. Our marketing and technology relationships are generally not documented in writing, or are governed by agreements that can be terminated by either party with little or no prior notice. In addition, companies with which we have marketing or technology relationships may promote products and services of several different companies, including those of our competitors. If these companies choose not to promote our products or if they develop, market or recommend products or services that compete with our products, our business would be harmed.

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

We Have a Long Sales Cycle and Our Products Require a Sophisticated Sales Effort

A customer’s decision to license our products typically involves a significant commitment of resources and is influenced by the customer’s budget cycles and internal approval procedures for IT purchases. In addition, selling our products requires us to educate potential customers on our products’ uses and benefits. As a result, our products have a long sales cycle, which can take over six months, and sales cycles have generally lengthened during the current economic slowdown. We face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant capital expenditures. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to test our products before they decide whether to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by our competitors or us.

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

We May Be Found to Infringe Proprietary Rights of Others

Other companies, including our competitors, may obtain patents or other proprietary rights that could prevent, limit or interfere with our ability to make, use or license our products. As a result, we may be found to infringe the proprietary rights of others. Furthermore, companies in the software market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We have been involved in two such patent infringement suits in the past.

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

In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Regardless of the merits, these claims could be time-consuming and divert our management’s attention from the operation of our business.

Our Operating Results and Financial Condition May be Materially Harmed if We Are Not Successful At Expanding Internationally

We plan to increase our international sales force and operations over the long term. Expanding internationally requires significant management attention and financial resources, and we may not grow our revenues enough to cover these expenses. For any such expansion, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, as international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increased tax rates. Furthermore, products may need to be localized or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and could take longer than we anticipate.

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

We Rely on Third-Party Software and Applications

We integrate third-party software and digital certificates as a component of our software. There are inherent limitations in the use and capabilities of much of the technology that we license from third parties. As a result, we face a number of challenges in integrating these technologies into our products. We would be seriously harmed if the providers from whom we license software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain or obtain, this software could result in shipment delays or reductions. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

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

Software Defects in Our Products Would Harm Our Business

Complex software products like ours often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. Our products extensively utilize digital certificates and other complex technology. Our use of this technology has in the past and may in the future result in product behavior problems, which may not be anticipated by our customers or us. Defects or errors in our current or future products or in products comparable to ours could result in lost or delayed revenues or harm to the reputation of our business, either of which would seriously harm our business and operating results.

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

In addition, since many of our customers use our products for business-critical applications, errors, defects or other performance problems could result in financial or other harm to our customers and could significantly impair their operations. Our customers could seek damages for losses related to any of these issues. A product liability claim or warranty claim brought against us, even if not successful, would likely be time consuming and costly to defend and could adversely affect our marketing efforts.

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

We May Have Difficulty Collecting Amounts Owed to Us

Certain of our existing and proposed customers have experienced credit-related issues. Because a small number of customers account for a large portion of our revenue and cash flow in any given quarter, the credit-worthiness of our largest customers is critical to our business. At June 30, 2003, two customers represented 26% and 17% of net accounts receivable, and at June 30, 2002, four customers represented 13%, 12%, 12%, and 12% of net accounts receivable. We wrote off $1.0 million in uncollectible accounts during fiscal 2002, which had been previously reserved in 2001. We perform ongoing credit evaluations of customers, but do not generally require collateral. We grant credit terms to most customers ranging from 30 to 90 days, however in some instances we may provide longer payment terms. Should we have more customers than we anticipate with liquidity issues, or if payment is not received on a timely basis, our business, operating results and general financial condition could be seriously harmed.

We Are Involved in a Securities Class Action Litigation and Are At Risk of Additional Similar Litigation

We are a party to the securities class action litigation described in Part II, Item 1—“Legal Matters” of this report. We have entered into a settlement agreement with the plaintiffs in this action. However, the settlement is subject to several conditions, including a hearing on fairness and approval by the court overseeing the litigation, and we cannot assure you that the settlement will be consummated. In the event the settlement is not consummated, the defense of this litigation may increase our expenses and divert our management’s attention and resources, and any unfavorable outcome could have a material adverse effect on our business and results of operations.

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

We are generally subject to market risks associated with changes in interest rates and foreign currency exchange rates. A brief summary of these risks follows below. For more information, please see our annual report on Form 10-K. We believe there have been no significant changes in our market risk exposure during the three and six months ended June 30, 2003 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2002.

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

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures as of the end of the quarterly period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting or, to our knowledge, in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company’s initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation and tie-in arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statement filed in connection with the offering. Marimba and certain of its officers and directors were named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs. Similar complaints have been filed against over 300 other issuers that had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. In July 2002, the defendants in the consolidated actions filed motions to dismiss all of the cases in the litigation (including the case involving Marimba). On February 19, 2003, the court ruled on the motions and granted Marimba’s motion to dismiss the claims against it under Section 10(b) and Rule 10b-5. The motions to dismiss the claims under Section 11 were denied as to virtually all of the defendants in the consolidated cases, including Marimba. In addition, the Marimba individual defendants in the litigation each signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. On June 30, 2003, a special committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Marimba and Marimba’s individual defendants for the conduct alleged in the action to be wrongful. Marimba would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert and release certain potential claims Marimba may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Marimba’s insurers. The special committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Marimba’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the litigation. In the event the settlement is not consummated, the defense of the litigation may increase our expenses and divert our management’s attention and resources. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, and any unfavorable outcome could have a material adverse impact on our business, financial condition and operating results.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Effective July 11, 2003, Todd D. Riesterer resigned as Vice President, Corporate Services of Marimba.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The exhibits listed in the Exhibit Index appearing at the end of this Form 10-Q are filed as part of this report.

(b)	Reports on Form 8-K.

On April 29, 2003, we furnished a report on Form 8-K to report under Item 12 our issuance of a press release announcing our financial results for the quarter ended March 31, 2003 and the holding of a conference call regarding those financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARIMBA, INC.

Date: July 29, 2003	By:	/s/ ANDREW CHMYZ
Andrew Chmyz Vice President, Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1+	2003 Officers Incentive Plan.
10.2+	2003 Officers Incentive Plan – Sales Vice Presidents.
10.3	Addendum 1 dated June 4, 2003 to Lease between ilicon, Inc. and the registrant dated February 27, 2000.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and President.
32.2	Section 906 Certification of Vice President, Finance and Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement.