Form 10-Q
period 2003-09-30
MARIMBA INC
filed 2003-10-28
CIK 1078295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2003 was 25,774,531.

MARIMBA, INC.

MARIMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	September 30, 2003	December 31, 2002
	(unaudited)	(*)
ASSETS

Current assets:
Cash and cash equivalents	$24,619	$11,704
Available-for-sale securities	27,578	38,560
Accounts receivable, net of allowances of $574 and $750, respectively	6,874	6,546
Prepaid expenses and other current assets	1,263	1,321

Total current assets	60,334	58,131

Property and equipment, net	1,745	2,333
Acquired technology	1,280	1,536
Other assets	375	369

	$63,734	$62,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$174	$465
Accrued liabilities	1,019	1,576
Accrued compensation	2,716	2,348
Deferred revenue	8,700	8,299

Total current liabilities	12,609	12,688

Deferred rent	253	286
Deferred revenues non-current	456	667

Total long-term liabilities	709	953

Stockholders’ equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, no shares designated, issued and outstanding	—	—
Common stock; $.0001 par value, 80,000 shares authorized, 25,775 and 25,201 shares issued and outstanding, respectively	2	2
Additional paid-in capital	98,642	98,728
Deferred compensation	—	(239)
Accumulated other comprehensive (loss) income	(20)	215
Accumulated deficit	(48,208)	(49,978)

Stockholders’ equity	50,416	48,728

	$63,734	$62,369

(*)	The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

MARIMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
License	$5,284	$4,202	$17,834	$13,220
Service	4,507	4,370	12,317	12,451

Total revenues	9,791	8,572	30,151	25,671
Cost of revenues:
License	129	270	422	2,496
Service	1,385	1,566	4,254	4,429

Total cost of revenues	1,514	1,836	4,676	6,925

Gross profit	8,277	6,736	25,475	18,746

Operating expenses:
Research and development	2,094	1,834	6,169	5,934
Sales and marketing	4,573	5,774	14,790	19,225
General and administrative	1,090	1,189	3,349	4,629
Restructuring costs	—	200	—	200
Amortization of deferred compensation	—	(56)	111	1,004

Total operating expenses	7,757	8,941	24,419	30,992

Income (loss) from operations	520	(2,205)	1,056	(12,246)
Interest income	214	376	756	1,192
Other income, net	7	10	71	17

Income (loss) before income taxes	741	(1,819)	1,883	(11,037)
Provision for income taxes	18	5	113	18

Net income (loss)	$723	$(1,824)	$1,770	$(11,055)

Basic and diluted net income (loss) per share	$0.03	$(0.07)	$0.07	$(0.45)

Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	25,709	24,667	25,548	24,418

Weighted-average shares of common stock outstanding used in computing diluted net income (loss) per share	26,910	24,667	26,749	24,418

See accompanying notes.

MARIMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2003	2002
	(unaudited)
Operating activities:
Net income (loss)	$1,770	$(11,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,029	1,437
Amortization of deferred compensation	111	1,004
Amortization of acquired technology	255	—
Loss on disposal of property and equipment	—	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(328)	4,307
Prepaid expenses and other current assets	53	(595)
Accounts payable	(291)	(47)
Accrued liabilities	(557)	(645)
Accrued compensation	368	(246)
Deferred revenue	190	(1,236)
Deferred rent	(33)	22

Net cash provided by (used in) operating activities	2,567	(7,058)

Investing activities:
Capital expenditures	(441)	(215)
Purchases of available-for-sale securities	(19,560)	(31,054)
Proceeds from maturities and sales of available-for-sale securities	30,331	26,940

Net cash provided by (used in) investing activities	10,330	(4,329)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	42	227

Effect of exchange rate changes on cash	(24)	(17)

Net increase (decrease) in cash and cash equivalents	12,915	(11,177)
Cash and cash equivalents at beginning of period	11,704	26,139

Cash and cash equivalents at end of period	$24,619	$14,962

See accompanying notes.

MARIMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba, Inc. (“Marimba”, “we”, “our” or “us”) and reflect all adjustments, consisting of normal recurring accruals, a $1.9 million non-recurring expense in the second quarter of 2002 related to a legal settlement involving a patent license, and a $200,000 restructuring expense in the third quarter of 2002 related to reduction in workforce. In management’s opinion, these adjustments are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003. Results for the interim periods are not necessarily indicative of results for the fiscal year ending December 31, 2003 or for any future interim or full-year period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$723	$(1,824)	$1,770	$(11,055)

Weighted-average shares - Basic:
Weighted-average shares of common stock outstanding	25,709	24,682	25,548	24,489
Less weighted-average shares subject to repurchase	—	(15)	—	(71)

Weighted-average shares – Basic	25,709	24,667	25,548	24,418

Effect of dilutive securities: Employee stock options	1,201	—	1,201	—

Weighted average shares - Diluted	26,910	24,667	26,749	24,418

Net income (loss) per share – Basic	$0.03	$(0.07)	$0.07	$(0.45)

Net income (loss) per share – Diluted	$0.03	$(0.07)	$0.07	$(0.45)

For the three months ended September 30, 2003 and 2002, 1,358,667 and 4,315,927 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share, because the effect was antidilutive. For the nine months ended September 30, 2003 and 2002, 1,358,667 and 3,922,481 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share, because the effect was antidilutive.

Recent Accounting Pronouncements

In January 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or entitled to receive a majority of the VIE’s residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this statement did not have any effect on our results of operation or financial position.

In May 2003, FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any effect on our results of operation or financial position.

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

Accounting for Stock-Based Compensation

The following table summarizes relevant information as to reported results under Marimba’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement 123 had been applied (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$723	$(1,824)	$1,770	$(11,055)

Add: Stock-based compensation included in reported net income (loss)	—	(56)	111	1,004

Deduct: Total stock-based compensation (expense) under SFAS 123	(593)	236	(1,164)	(4,588)

Pro forma net income (loss)	$130	$(1,644)	$717	$(14,639)
Basic and diluted net income (loss) per share:
Reported net income (loss) per common share	$0.03	$(0.07)	$0.07	$(0.45)

Pro forma net income (loss) per common share	$0.01	$(0.07)	$0.03	$(0.60)

3. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss), foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$723	$(1,824)	$1,770	$(11,055)
Other comprehensive income (loss):
Change in unrealized gains and losses on available-for-sale securities	(71)	95	(211)	138
Foreign currency translation adjustment	(11)	2	(24)	(17)

Comprehensive income (loss)	$641	$(1,727)	$1,535	$(10,934)

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

5. Restructuring

In July 2002, Marimba approved a restructuring plan that eliminated approximately 12% of its workforce, or 24 employees, across all company departments. Marimba recorded a restructuring charge of $200,000 in connection with this plan, which consisted of severance and benefits related to the workforce reduction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information in this report contains forward-looking statements, which are subject to safe harbors created under the U.S. federal securities laws. Such statements are based upon current expectations that involve risks and uncertainties. Statements that refer to projections of our future financial performance, anticipated revenue growth, profitability, expenses, cash flows, capital needs, competition and market share growth, the development of new products and technologies and market acceptance of such products or technologies, business and sales strategies, developments in our target markets, matters relating to distribution channels and partnerships, proprietary rights, litigation, and other trends in our businesses, may be deemed to be forward-looking statements. In addition, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Marimba’s actual results and the timing of certain events may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results, Liquidity and Capital Resources” below, and in other reports or submissions filed with the SEC. All forward-looking statements in this report are based on information available to Marimba as of the date hereof, and Marimba undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements.

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

Since inception, we have made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $48.2 million at September 30, 2003. We believe that our future success depends in part on our ability to increase our customer base and on growth in our market overall. Accordingly, over the long term, we intend to continue to invest heavily in sales, marketing and research and development.

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

Critical Accounting Policies and Estimates

We believe there have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operation

The following table sets forth certain statements of operations data as a percentage of total revenues for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License	54.0%	49.0%	59.1%	51.5%
Service	46.0	51.0	40.9	48.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	1.3	3.2	1.4	9.7
Service	14.2	18.2	14.1	17.3

Total cost of revenues	15.5	21.4	15.5	27.0

Gross margin	84.5	78.6	84.5	73.0

Operating expenses:
Research and development	21.4	21.4	20.5	23.1
Sales and marketing	46.7	67.4	49.1	74.9
General and administrative	11.1	13.9	11.0	18.0
Restructuring costs	—	2.3	—	0.8
Amortization of deferred compensation	—	(0.7)	0.4	3.9

Operating expenses	79.2	104.3	81.0	120.7

Income (loss) from operations	5.3	(25.7)	3.5	(47.7)

Net income (loss)	7.4%	(21.3)%	5.9%	(43.1)%

The data presented above and elsewhere in this section has been derived from the unaudited consolidated financial statements contained in this report which, in the opinion of management include all adjustments, consisting only of normal recurring accruals for 2003, a $1.9 million non-recurring expense in the second quarter of 2002 related to a legal settlement involving a patent license and a $200,000 restructuring expense in the third quarter of 2002 related to reduction in workforce. These adjustments are necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Revenues

The following table presents selected revenue data for the periods indicated (in thousands except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2003	2002	2003	2002
Revenues:
License	$5,284	$4,202	$17,834	$13,220
Service	4,507	4,370	12,317	12,451

Total revenues	$9,791	$8,572	$30,151	$25,671

Percentage of total revenues:
License	54%	49%	59%	52%
Service	46	51	41	48

Total revenues increased $1.2 million or approximately 14%, to $9.8 million in the third quarter of 2003 from $8.6 million in the third quarter of 2002. For the nine months ended September 30, 2003, total revenue increased $4.5 million or approximately 17% to $30.2 million from $25.7 million in the comparable period.

The increase in total revenues was due primarily to an increase in license revenues. In the third quarter of 2003, a single customer accounted for approximately 12% of total revenues. In the third quarter of 2002, no single customer accounted for more than 10% of total revenues.

License Revenues. License revenues increased $1.1 million, or approximately 26%, to $5.3 million in the third quarter of 2003 from $4.2 million in the third quarter of 2002. License revenue in the nine months ended September 30, 2003 increased $4.6 million, or approximately 35%, to $17.8 million from $13.2 million in the comparable period in 2002. As a percentage of total revenues, license revenues increased to 54% of total revenues in the three month period ended September 30, 2003, from 49% in the comparable period of 2002. As a percentage of total revenues, license revenues increased to 59% of total revenues for the nine month period ended September 30, 2003, from 52% of total revenues in the comparable period of 2002. The increase in license revenues for the third quarter of 2003 was due to an increase in number of license transactions concluded during the quarter. The mix of products sold each quarter can vary significantly. The following table presents the license revenues derived from each of our product lines as a percentage of total license revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Percentage of total license revenues:
Desktop/Mobile Management	67%	82%	80%	77%
Server Management	33	15	20	16
Embedded Management	—	3	—	7

Service Revenues. Service revenues include support and maintenance, consulting and training. Service revenues in the third quarter of 2003 increased $100,000, or approximately 3%, to $4.5 million, from $4.4 million in the third quarter of 2002. In the third quarter of 2003 we recognized as revenue $259,000 of expired and unutilized prepaid consulting and training services that were previously deferred. Service revenues for the nine months ended September 30, 2003 decreased $100,000, or approximately 1%, to $12.3 million from $12.4 million in the comparable period of 2002. The majority of the decrease was due to lower consulting and training revenues. As a percentage of total revenues, service revenues decreased to 46% of total revenues in the third quarter of 2003, from 51% in the comparable period of 2002. As a percentage of total revenues, services revenues decreased to 41% of total revenue for the period ended September 30, 2003, from 48% for the comparable period in 2002. The decrease in service revenues as a percentage of total revenues was due primarily to the increase in license revenues in the three and nine month period ended September 30, 2003. The following table presents the components of service revenues as a percentage of total service revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Percentage of total service revenues:
Consulting	17%	21%	15%	18%
Support and maintenance	78	75	80	77
Training	5	4	5	5

International. International revenues represented approximately 21% and 19% of total revenues for the three month period ended September 30, 2003 and 2002, respectively. Revenues outside the United States represented approximately 15% and 17% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. Domestic revenues increased by $800,000, or approximately 11%, to $7.7 million in the third quarter of 2003 from $6.9 million in the third quarter of 2002. International revenues increased by $400,000, or approximately 26%, to $2.0 million in the third quarter of 2003 from $1.6 million. Our international revenues grew faster than our domestic revenues primarily due to increased sales in Europe. International revenues for the nine month period ended September 30, 2003 increased by $200,000, or approximately 5%, to $4.5 million from $4.3 million compared to the same period in 2002. The following table presents our revenues by region as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
United States	79%	81%	85%	83%
Europe	20	14	14	13
Other regions	1	5	1	4

Costs of Revenues and Gross Profit

Cost of License Revenues and Related Gross Profit. Cost of license revenues consists primarily of cost of third-party software technology that was either integrated into our products or resold by us. Cost of license revenues in the third quarter of 2003 decreased $140,000, or approximately 52%, to $130,000 from $270,000 in the third quarter of 2002. The decrease was primarily the result of costs incurred for third-party products that were resold by us in 2002. No similar costs were incurred in 2003. Cost of license revenues for the nine month period ended September 30, 2003 decreased by $2.1 million, or approximately 83%, to $400,000 from $2.5 million. In the second quarter of 2002, we recorded a one-time charge of $1.9 million related to a legal settlement involving a patent license. Also as a result of this settlement, we have recorded an additional charge of approximately $85,000 for amortization of acquired technology every quarter beginning in the third quarter of 2002, up to and including the most recent quarter. We expect to record similar quarterly amortization charges through June 2007. The following table presents our gross profit on license revenues (in thousands except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
License revenues	$5,284	$4,202	$17,834	$13,220
Cost of license revenues	129	270	422	2,496

Gross profit on license revenues	$5,155	$3,932	$17,412	$10,724

Gross profit on license revenues as a percentage of license revenues	98%	94%	98%	81%

Cost of Service Revenues and Related Gross Profit. Cost of service revenues includes salaries and related expenses of our customer service and training organizations, consultants and third parties for billable consulting arrangements, and an allocation of certain overhead expenses. Cost of service revenues during the third quarter of 2003 decreased by $200,000, or approximately 12%, to $1.4 million from $1.6 million in the third quarter of 2002. Cost of service revenues for the nine month period ended September 30, 2003 decreased by $200,000, or approximately 4%, to $4.2 million from $4.4 million. The decrease for the three and nine months ended September 30, 2003, primarily resulted from lower allocated overhead expenses as a result of general cost reductions. The following table presents our gross profit on service revenues (in thousands except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Service revenues	$4,507	$4,370	$12,317	$12,451
Cost of service revenues	1,385	1,566	4,254	4,429

Gross profit on service revenues	$3,122	$2,804	$8,063	$8,022

Gross profit on service revenues as a percentage of service revenues	69%	64%	65%	64%

Operating Expenses

Research and Development. Research and development expenses increased $300,000, or approximately 14%, to $2.1 million in the third quarter of 2003 from $1.8 million in the third quarter of 2002. Research and development expenses increased $300,000, or approximately 4%, to $6.2 million for the nine months period ended September 30, 2003, compared to $5.9 million in the comparable period in 2002. The increase was primarily due to increased headcount in our engineering department as we continue to invest in new products.

Sales and Marketing. Sales and marketing expenses decreased $1.2 million, or approximately 21%, to $4.6 million in the third quarter of 2003 from $5.8 million in the third quarter of 2002. Sales and marketing expenses decreased $4.4 million, or approximately 23%, to $14.8 million for the nine month period ended September 30, 2003, compared to $19.2 million in the comparable period in 2002. The decrease was primarily due to fewer promotional activities during the first nine months of 2003, as well as headcount and other ongoing cost reductions.

General and Administrative. General and administrative expenses decreased $100,000, or approximately 8%, to $1.1 million in the third quarter of 2003 from $1.2 million in the third quarter of 2002. General and administrative expenses decreased $1.3 million, or approximately 28%, to $3.3 million for the nine month period ended September 30, 2003, compared to $4.6 million in the comparable period in 2002. These decreases were due to the restructuring that took place in the third quarter of 2002, a reduction in outside legal fees, and ongoing general cost cutting measures.

Amortization of Deferred Compensation. We record the amortization of deferred compensation net of credits resulting from the forfeiture of stock options and repurchase of shares due to employee terminations. Given that our deferred compensation was fully amortized as of June 30, 2003, we did not record any amortization of deferred compensation in the third quarter of 2003, as compared to an expense reversal of $56,000 in the comparable period in 2002, resulting from a credit due to forfeiture of stock options. For the nine month period ended September 30, 2003, we amortized $111,000 of deferred compensation, net of credits resulting from the forfeiture of stock options and repurchase of shares due to employee departures, compared to a charge of $1.0 million in the comparable period in 2002. Our deferred compensation charges resulted primarily from stock options granted prior to our initial public offering in April 1999 and restricted stock grants made in 2001 and 2002. All of these stock options and restricted shares have now either fully vested or have been cancelled, which is the primary cause of the large decline in deferred compensation charges in 2003. We anticipate having no further deferred compensation charges unless we grant additional restricted shares or non-employee stock options in the future or make modifications to the terms of outstanding stock options.

Interest Income and Other Income, Net. Interest income and other income, net, was $221,000 and $827,000 for three and nine months ended September 30, 2003 and $386,000 and $1.2 million for three and nine months ended September 30, 2002. The decrease in interest income was due primarily to lower interest rates.

Provision for Income Taxes. Our provision for income taxes for the third quarter of 2003 and 2002 consists of state income, franchise taxes, foreign income taxes, and with respect to 2003 only, a provision for Federal alternative minimum tax after utilization of available net operating loss carryforwards. No provision for Federal taxes was recorded for the three and nine month period ended September 30, 2002, because we had experienced losses and did not anticipate paying Federal taxes.

Liquidity and Capital Resources

As of September 30, 2003, our principal sources of liquidity included approximately $24.6 million of cash and cash equivalents, and $27.6 million in available-for-sale securities. Available-for-sale securities consist primarily of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments. These include corporate debt, which have contractual maturities ranging from one to two years.

Cash equivalents consisted of financial instruments, which are readily convertible to cash and have maturities of three months or less at the time of acquisition. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities and money market funds. These investments are recorded at cost, which approximates fair value and are managed by professional investment managers.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses related to these securities are included in Other Comprehensive Income (Loss). Fair market values are based on quoted market prices. When securities are sold, their cost is determined based on the specific identification method. Available-for-sale securities consist of cost of $27.5 million, gross unrealized gain of $76,000 and fair market value of $27.6 million as of September 30, 2003. The following table represents the maturities of our cash and cash equivalents and available-for-sale securities (in thousands):

	September 30, 2003
	Three months or less	Between three months and one year	Between one and two years	Total
Cash and cash equivalents	$24,619	—	—	$24,619
Available for sale securities	—	$21,436	$6,142	27,578

Total	$24,619	$24,436	$6,142	$52,197

	December 31, 2002
	Three months or less	Between three months and one year	Between one and two years	Total
Cash and cash equivalents	$11,704	—	—	$11,704
Available for sale securities	—	$24,643	$13,917	38,560

Total	$11,704	$24,643	$13,917	$50,264

Net cash generated by operating activities for the nine months ended September 30, 2003 was approximately $2.6 million. This was primarily the result of net income for the period and an increase in deferred revenue and accrued compensation, offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities. The net cash provided by investment activities for the nine months ended September 30, 2003 was approximately $10.3 million. This was primarily the result of sales and maturities of available-for-sale securities offset by purchases of available-for-sale securities. The net cash provided by financing activities for the nine months ended September 30, 2003 was approximately $42,000. This was primarily the result of employee stock option exercises offset by repurchases of common stock.

We currently anticipate that our current cash, cash equivalents and available-for-sale securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, it is possible that we could experience unexpected cash requirements that would force us to seek financing, or at some point in the future we may otherwise seek financing to support our long-term operations. In any such event, we may seek to sell additional equity or debt securities or obtain a credit facility. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our existing stockholders would be reduced.

Commitments

Our contractual obligations consist of noncancellable operating lease agreements. As of September 30, 2003, future minimum lease payments under noncancellable operating leases are expected to be approximately $4.4 million, and become due as presented in the table below:

Operating Leases
(in thousands)
Less than 1 year	$1,244
1 to 3 years	2,306
4 years and thereafter	812

Total minimum lease payments	$4,362

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

We Have Incurred Losses and May Incur Future Losses

There is no assurance that we will be able to sustain or increase profitability or cashflow in the long run. As of September 30, 2003, we had an accumulated deficit of approximately $48.2 million. Our history of losses may cause some of our potential and/or actual customers to question our viability, which may in turn hamper our ability to sell some of our products or collect receivables.

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

Our Revenues in Any Quarter Depend on a Small Number of Relatively Large Orders

Our quarterly revenues are especially subject to fluctuation, because they normally depend on the completion of relatively large license transactions. For example, one transaction accounted for approximately 12% of our revenues during the third quarter of 2003. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could be adversely impacted if any large orders are delayed or canceled in any future period.

We Are Subject to the Effects of General Economic and Geopolitical Conditions and Reductions in Corporate IT Spending, and the Current Economic Environment May Continue to Adversely Impact Our Business

Our business is subject to the effects of general economic conditions and, in particular, market conditions in the industries that we serve. We believe that our operating results are being adversely impacted by recent unfavorable general economic and geopolitical conditions, as well as reductions in corporate IT spending. Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. Our customers’ decisions to purchase our products are discretionary and subject to their internal budget and purchasing processes, which may be impacted by the above factors. In addition, since many of our customers may be suffering adverse effects from the general economic slowdown, we may find that collecting accounts receivable from existing or new customers will take longer than we expect or that some accounts receivable will become uncollectible. If these conditions do not improve, or if they deteriorate further, our business and operating results are likely to continue to be adversely impacted.

Our Success Depends on Our Desktop/Mobile Management Product Line

We expect to continue to derive a substantial portion of our revenues from our Desktop/Mobile Management product line and related services. A decline in the price of our Desktop/Mobile Management products or our inability to increase sales of these products could seriously harm our business and operating results. We cannot predict the success of our Desktop/Mobile Management products. We periodically update our Desktop/Mobile Management products to make improvements and provide additional enhancements.

We recently announced the release of Marimba Six, which includes a new version of our Desktop/Mobile Management product line that is scheduled to be generally available in December 2003. This new version and other future versions of the Desktop/Mobile Management product line may not provide the functionality and benefits we expect and could fail to meet customers’ requirements or achieve widespread market acceptance.

We Need to Continue to Enhance and Develop Our Server Management and Embedded Management Product Lines and Develop New Products and Services

There can be no assurance that the revenues from our newer Server Management and Embedded Management product lines will grow in absolute amount or as a percentage of total license revenues. In addition, we cannot assure you that our Server Management products and Embedded Management products will meet customer expectations or gain widespread market acceptance. We sold a limited amount of Embedded Management product licenses in the first nine months of 2003.

We recently announced the release of Marimba Six, which includes a new version of our Server Management product line that is scheduled to be generally available in December 2003. This new version of the Server Management product line, as well as other future versions of the Server Management and Embedded Management product lines, may not provide the functionality and benefits we expect and could fail to meet customers’ requirements or achieve widespread market acceptance.

To provide comprehensive software change management solutions, we will need to develop and introduce new products and services, which offer functionalities that we do not currently provide. We may not be able to develop these technologies, and therefore, we may not be able to offer a comprehensive software change management solution. In addition, we have in the past experienced delays in new product releases, and we may experience similar delays in the future. If we fail to release new products on a timely basis, our business and operating results could be seriously harmed.

We Need to Continue to Enhance and Develop Our Server Management and Embedded Management Product Lines and Develop New Products and Services

There can be no assurance that the revenues from our newer Server Management and Embedded Management product lines will grow in absolute amount or as a percentage of total license revenues. In addition, we cannot assure you that our Server Management products and Embedded Management products will meet customer expectations or gain widespread market acceptance. We sold a limited amount of Embedded Management product licenses in the first nine months of 2003.

To provide comprehensive software change management solutions, we will need to develop and introduce new products and services, which offer functionalities that we do not currently provide. We may not be able to develop these technologies, and therefore, we may not be able to offer a comprehensive software change management solution. In addition, we have in the past experienced delays in new product releases, and we may experience similar delays in the future. If we fail to release new products on a timely basis, our business and operating results could be seriously harmed.

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

Our Ability to Grow and Sustain Service Revenues Depends on New License Customers and Support Contract Renewals

Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of license orders that we have previously sold, any downturn in our software license revenues negatively impacts our future service revenues. Our license revenues decreased during 2002, which could contribute to a decrease in service revenues in future periods.

Our support and maintenance programs are sold on an annual basis. Renewal of annual support and maintenance is generally at the customer’s election. If customers elect not to renew their support and maintenance agreements, our service revenues could be significantly adversely impacted. If support and maintenance revenues were to decline, or not grow as rapidly as expected, we would need to generate additional license revenues and other service revenues in order to compensate for the decline in support and maintenance revenues.

Failure to Further Develop and Sustain Our Indirect Sales Channel and Third-Party Distribution Relationships Could Limit or Prevent Future Growth

We have a limited number of distributor relationships for our products with systems integrators and other resellers, and we may not be able to increase the number of distribution relationships or maintain our existing relationships. We are relying in part on the growth of our indirect sales channel for future revenue growth, and if this does not continue to develop, our ability to generate revenues may be materially harmed.

Our current agreements with our distribution partners typically do not prevent these companies from selling products of other companies (including products that may compete with our products), and they do not generally require these companies to purchase minimum quantities of our products. Some of these relationships are governed by agreements that can be terminated by either party with little or no prior notice. These distributors could give higher priority to the products of other companies or to their own products than they give to our products. In addition, sales through these channels generally result in lower fees to Marimba than direct sales. The loss of, or significant reduction in, sales volume from any of our current or future distribution partners as a result of any of these or other factors could seriously harm our revenues and operating results.

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

If Microsoft Successfully Expands Its Systems Management Software Offerings that Compete with Our Products, the Demand for Our Products May Suffer

Microsoft has publicized its intentions to expand its offerings in the systems management software market that may compete with our products. Microsoft has substantially greater financial, technical and marketing resources, a larger customer base, a longer operating history, greater name recognition and more established relationships in the industry than we do. If Microsoft were to grow its market share in the systems management market with competing products, the demand for our products and our ability to increase or sustain our market share may be harmed. In addition, the possible perception among our customers and potential customers that Microsoft is going to be successful in marketing expanded systems management software offerings that may compete with our products may delay their buying decisions and harm our ability to market our products and services to them.

We Rely on Third-Party Marketing and Technology Relationships For Future Sales Growth

We currently have several marketing and technology relationships. These relationships include joint sales and marketing relationships that provide us access to potential sales to large enterprises that we might not otherwise have access to, as well as product integration and other relationships. If we cannot maintain successful marketing and technology relationships or if we fail to enter into additional marketing and technology relationships, we could experience difficulty expanding the sales of our products and our growth might be limited. Our marketing and technology relationships are generally not documented in writing, or are governed by agreements that can be terminated by either party with little or no prior notice. In addition, companies with which we have marketing or technology relationships may promote products and services of several different companies, including those of our competitors. If these companies choose not to promote our products or if they develop, market or recommend products or services that compete with our products, our business would be harmed.

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

We may not be successful in attracting qualified senior management personnel or be able to attract, assimilate and retain other key personnel in the future. None of our senior management or other key personnel in the U.S. is bound by an employment agreement. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other companies in the software industry, we face competition for qualified personnel. If we lose senior management or key employees and are unable to replace them with qualified individuals, our business and operating results could be negatively affected.

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

We Have a Long Sales Cycle and Our Products Require a Sophisticated Sales Effort

A customer’s decision to license our products typically involves a significant commitment of resources and is influenced by the customer’s budget cycles and internal approval procedures for IT purchases. In addition, selling our products requires us to educate potential customers on our products’ uses and benefits. As a result, our products have a long sales cycle, which can take over six months, and sales cycles have generally lengthened due to the economic slowdown. We face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant capital expenditures. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to test our products before they decide whether to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by our competitors or us.

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

Our Operating Results and Financial Condition May be Materially Harmed if We Are Not Successful At Expanding Internationally

We plan to increase our international sales force and operations over the long term. Expanding internationally requires significant management attention and financial resources, and we may not generate sufficient revenues to cover these expenses. For any such expansion, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, as international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increased tax rates. Furthermore, products may need to be localized or customized to meet the needs of local users, before they can be sold in certain foreign countries. Developing localized versions of our products for foreign markets is difficult and could take longer than we anticipate.

In addition, our international business activities are subject to a variety of risks, including the adoption of or changes in laws, currency fluctuations and political and economic conditions that could restrict or eliminate our ability to conduct business in foreign jurisdictions. To date, we have not adopted a hedging program to protect us against risks associated with foreign currency fluctuations.

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

We Rely on Third-Party Software and Applications

We integrate third-party software and digital certificates as a component of our software. There are inherent limitations in the use and capabilities of much of the technology that we license from third parties. As a result, we face a number of challenges in integrating these technologies into our products. We would be seriously impacted if the providers from whom we license software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain or obtain, this software could result in shipment delays or reductions. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

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

We offer performance warranties with the purchase of a license for our software products. Such warranties typically require us to repair or replace a defective or non-conforming product reported to us during the applicable warranty period, or if repairing or replacing the product is commercially impracticable, to return the license fees paid for the defective or non-conforming product. We do not currently reserve for possible product returns. Because of this, any future product returns that require us to return amounts paid to us, especially from large customers or with respect to large transactions, could have a material adverse effect on our business and operating results.

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

We May Have Difficulty Collecting Amounts Owed to Us

Certain of our existing and proposed customers have experienced credit-related issues. Because a small number of customers account for a large portion of our revenue and cash flow in any given quarter, the credit-worthiness of our largest customers is critical to our business. At September 30, 2003, two customers represented 21% and 12% of net accounts receivable, and at September 30, 2002, three customers represented 14%, 12%, and 10% of net accounts receivable. We wrote off $1.0 million in uncollectible accounts during fiscal 2002, which had been previously reserved in 2001. We perform ongoing credit evaluations of customers, but do not generally require collateral. We grant credit terms to most customers ranging from 30 to 90 days, however in some instances we may provide longer payment terms. Should we have more customers than we anticipate with liquidity issues, or if payment is not received on a timely basis, our business, operating results and general financial condition could be seriously harmed.

We Are Involved in a Securities Class Action Litigation and Are At Risk of Additional Similar Litigation

We are a party to the securities class action litigation described in Part II, Item 1—“Legal Matters” of this report. We have agreed to a settlement with the plaintiffs in this action. However, the settlement is subject to several conditions, including a hearing on fairness and approval by the court overseeing the litigation, and we cannot assure you that the settlement will be consummated. In the event the settlement is not consummated, the defense of this litigation may increase our expenses and divert our management’s attention and resources, and any unfavorable outcome could have a material adverse effect on our business and results of operations.

In addition, we may in the future be the target of other securities class actions or similar litigation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are generally subject to market risks associated with changes in interest rates and foreign currency exchange rates. A brief summary of these risks follows below. For more information, please see our annual report on Form 10-K. We believe there have been no significant changes in our market risk exposure during the three and nine months ended September 30, 2003 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2002.

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

Exchange Rate Sensitivity

We develop products in the United States, and sell our products and services primarily in North America, Europe and Asia. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Portions of our sales are currently transacted in British Pounds and Euros, thereby potentially affecting our financial position, results of operations and cash flows due to fluctuations in exchange rates. Near-term changes in exchange rates may have a material impact on our future revenues, earnings, fair values or cash flows. To date, we have not engaged in foreign currency hedging transactions. There can be no assurance that a sudden and significant change in the value of the British Pound or Euro would not seriously harm our financial condition and results of operations.

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

Changes in Internal Controls Over Financial Reporting

Internal control over financial reporting consists of control processes designed to provide assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with GAAP. To the extent that components of our internal control over financial reporting are included in our disclosure controls, they are included in the scope of the evaluation by our chief executive officer and chief financial officer referenced above. There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective July 11, 2003, Todd D. Riesterer resigned as Vice President, Corporate Services of Marimba.

Effective August 11, 2003, Stephen E. Recht was appointed as a director of Marimba.

Effective September 17, 2003, Stratton D. Sclavos resigned as a director of Marimba.

Effective September 17, 2003, Anthony Zingale resigned as a director of Marimba.

Effective October 8, 2003, John R. Harding was appointed as a director of Marimba.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The exhibits listed in the Exhibit Index appearing at the end of this Form 10-Q are filed as part of this report.

(b)	Reports on Form 8-K.

On July 29, 2003, we furnished a report on Form 8-K to report under Item 12 regarding our issuance of a press release announcing our financial results for the quarter ended June 30, 2003 and the holding of a conference call regarding those financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARIMBA, INC.

Date: October 28, 2003	By:	/s/ Andrew Chmyz
Andrew Chmyz Vice President, Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and President.

32.2	Section 906 Certification of Vice President, Finance and Chief Financial Officer.