Form 10-K
period 2003-12-31
MARIMBA INC
filed 2004-03-16
CIK 1078295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant on June 30, 2003 was approximately $46 million. As of February 29, 2004, there were 26,381,486 shares of registrant’s common stock, $.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with its 2004 annual meeting of stockholders scheduled to be held on June 10, 2004 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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

PART I

ITEM 1.	BUSINESS

Marimba, Inc. was incorporated in Delaware in February 1996. We develop, market and support software change and configuration management solutions. Our products automate the distribution and management of software applications and content, helping customers reduce their total cost of information technology (“IT”) ownership and improve the quality of IT service. Specific software solutions we provide include data center automation, security patch management, license compliance and inventory, and others. Our customer base spans multiple industries, and we market our products worldwide through a combination of a direct sales force and resellers.

Marimba operates in one operating segment, the development and marketing of change management software, and has operations in the United States and Europe. For information regarding revenues by geographic region, see Note 1 of the “Notes to the Consolidated Financial Statements.” In addition, for information regarding the seasonality of our business, see “Other Factors Affecting Operating Results, Liquidity and Capital Resources—Our Quarterly Operating Results May be Volatile, which Could Adversely Affect Our Stock Price.

Marimba Products

Marimba’s products allow companies to perform policy-based distributions, updates, and repairs of software on desktops, laptops, servers and handheld devices. Additional functionality includes the ability to collect and track system, hardware and software configuration data. Our products help IT organizations provide their end-user community with higher service levels while reducing the cost of managing their IT assets. Our bandwidth management, scalability, personalization and built-in security functionality allow corporations to reduce the complexity and cost of distributing, managing and updating their software and content on endpoints that are both inside and outside a customer’s corporate firewall. For information regarding the percentage of revenue contribution from our major products and services, see “Management Discussion and Analysis of Financial Condition and Results of Operation—Revenue”.

Marimba’s products include the following:

Desktop/Mobile Management Product Family

Marimba’s Desktop/Mobile Management product family is an enterprise-level change and configuration management solution that allows corporations to manage the lifecycle of software on desktops, laptops and handheld devices across the Internet and other networks. This solution gives IT departments the ability to automate the deployment of software applications, operating system patches and security updates through defined policies. Once software is deployed, the ongoing maintenance and repair of that software is automated to promote standardization. Our Desktop/Mobile Management solution also provides an inventory and audit capability, which enables IT departments to automate the collection of hardware and software configuration information from desktops, laptops, and handheld devices. This information can be stored in a central location for use in software license compliance, security patch management, asset management, desktop refresh planning and helpdesk diagnostic purposes.

Included within our Desktop/Mobile Management product family are our Embedded Management products. Marimba’s Embedded Management products allow device manufacturers and independent software vendors to transparently deliver software updates, software patches, new features and new services over the Internet and other networks by embedding Marimba management capabilities into their devices or software applications.

Server Management Product Family

Marimba’s Server Management product family provides data center administrators with a solution to automate tasks such as provisioning and deployment of applications and operating system patches, replication of code and content, and the ability to perform remote commands. These functions have been optimized for a variety of server environments, from file and print servers in remote locations, to clusters of servers in data centers. Our Server Management solution allows administrators to manage large numbers of servers with heterogeneous Windows, Linux, and other UNIX server platforms from a single console. Our solution also provides an inventory and audit capability tailored to server environments, which enables IT departments to automate the collection of hardware and software application and configuration information from remote servers. This information can be stored in a central location for use in resource planning, server consolidation planning, patch management, and helpdesk diagnostic purposes.

Marimba Six

On December 19, 2003, Marimba released Marimba Six, which includes an extensive update to both our Desktop/Mobile and Server Management product families. Marimba Six includes a redesigned user interface, enhanced reporting capabilities, as well as a number of features which we believe will make the product easier to deploy and use. Furthermore, Marimba Six has been architected, packaged and priced to allow customers to purchase components of our product lines to meet their specific needs. We believe that the Marimba Six architecture will, over time, make our products accessible to more customers. We also believe that our new Marimba Six pricing may, over time, result in a lower average license transaction size, however we cannot determine how much lower at this time. For more information about the risks associated with our transition to the Marimba Six products, see “Other Factors Affecting Operating Results, Liquidity and Capital Resources—We Depend on the Growth of Our Customer Base and Increased Business from Our Current Customers.”

Technology

We believe that our investment in research and development has resulted in technology that provides us with a strategic advantage. Marimba products have been built from the ground up to provide a robust, secure and scalable solution. Marimba provides a lightweight, cross-platform, and easy to deploy solution that helps solve complex software application deployment and management problems.

Marimba products make extensive use of a broad range of technologies, including Java, JSP, TCP/IP, HTTP, LDAP, XML, SSL, and various digital security technologies. Most of our products are implemented using Sun Microsystems’ Java programming language. As a result, we believe that our products are portable, easily reconfigured and efficient. The use of Java has proven to be an advantage in developing portable components without significantly increasing the engineering overhead as additional platform support is required. We believe that our use of and expertise in Java provides us a competitive advantage. See “Other Factors Affecting Operating Results, Liquidity and Capital Resources—We Rely on Third-Party Software and Applications.”

Infrastructure

The Marimba infrastructure is designed to distribute software and data efficiently over networks based upon TCP/IP (Transmission Control Protocol/Internet Protocol) and HTTP (Hyper-text Transfer Protocol), the basic communication protocol of the Internet. The three major components of the Marimba infrastructure are Channels, Transmitters and Tuners. In addition to these components, a variety of features are available for reporting, asset tracking, license compliance, software usage, policy-based distribution, staging updates, resource planning, certificate management, and others. Together with the three major infrastructure components, these features provide the necessary functionality to distribute, manage and maintain mission critical software.

Marimba packages applications and/or related data as a channel. For example, a channel could consist of a custom financial application, a file containing recently updated data, or even a shrink-wrapped application. Each channel has an associated list of properties that describes its features, including application type, author, copyright notice, update schedule and entry point. Marimba’s software prepares the channel for distribution, and is designed to accommodate a range of application types, including shrink-wrapped applications, Java applets, Visual Basic, C and C++ applications, and applications packaged using the Windows Installer format (MSI).

After an application is packaged as a channel, it is published to a transmitter, the server-side component of the Marimba infrastructure. The transmitter distributes channels and subsequent updates, communicating using the Marimba protocol. Additional transmitter features include synchronization, replication, personalization, client feedback, bandwidth management, mirroring, and policy administration.

The tuner is the client-side component of the Marimba infrastructure, a software agent that resides on each managed device. The tuner subscribes to channels located on transmitters, and downloads and installs updates of each channel. The tuner is typically configured to run in the background and can manage multiple channels simultaneously without end-user interaction, updating them as necessary to present the user with the most recent version. In addition, the tuner’s user interface can be customized to include the brand, logo and other look and feel elements desired by the customer.

Tuners can be redirected automatically to additional transmitters, serving as repeaters, in order to reduce the load on the main transmitter, to provide fault tolerance, and to make more efficient use of available bandwidth. By adding repeaters, it is possible to provide faster download times and to service thousands of simultaneous downloads. Repeaters can be added and removed dynamically without disrupting the overall service, allowing for a high level of scalability, improved service quality and enhanced availability. In addition, the use of a caching proxy server, which stores frequently accessed files on a local disk, can improve the efficiency of downloads through corporate network security barriers.

The Marimba Protocol

The Marimba protocol is designed to distribute applications and data to multiple intermittently connected endpoints. The protocol uses compression technology that compresses data and applications, and differential updating which identifies changes in code and updates only the changed portion. All updates are transactional and interruptible, which means that channels on the tuner are always in a functional state even if the most recent update failed or was interrupted. In addition, interrupted downloads can be restarted automatically at the point of interruption.

The protocol is layered on HTTP so that it can be used from within most secure corporate intranets and networks by tunneling through an HTTP proxy server. When the user is online, the tuner initiates update requests either when requested by the user or automatically using a predefined update schedule. When an update request is received, the transmitter quickly determines which files in the channel have changed, and if a change has occurred, Marimba’s technology determines exactly which bytes within those files have changed. The tuner then downloads the resulting changes. The efficiency of the Marimba protocol makes it possible to distribute frequent updates to large software applications and application files with relatively low bandwidth utilization.

Cross-Platform Framework

Our OSD (Open Software Distribution) based software installation technology provides a cross-platform framework for installing, updating and verifying applications in an operating system specific manner. Applications are delivered with an OSD file that defines the platforms on which the software runs, as well as the libraries and resources it requires. In addition, the OSD file contains platform specific extensions that define the exact installation requirements. For example, on the Microsoft Windows platform, the OSD file describes exactly which files need to be installed, which libraries that contain application code need to be updated, which registry entries need to be set and which system scripts need to be updated. Once an application is installed, the OSD file can be used to upgrade, verify and uninstall the application. OSD files are generated automatically using an installation capture technology, which eliminates the use of the original application installer. Information technology managers can customize the OSD script to control the level of user involvement in the resulting installation.

Security Features

We have invested significant resources in developing Marimba’s security implementation. Marimba’s security features currently include end user authentication, digital certificates and signing technology to verify application authenticity, and SSL communications to help protect the integrity and confidentiality of data transmitted via Marimba’s products. Our security implementation represents a combination of software written by us and security code licensed to us by various vendors. To further enhance the breadth of our security offerings, we also licensed a Java-based security implementation. In addition, we have an arrangement with VeriSign for the provision of digital certificates specifically for Marimba products. See “Other Factors Affecting Operating Results, Liquidity and Capital Resources—We Rely on Third-Party Software and Applications.”

Customers

Our customer base spans multiple industry segments including financial services, government, insurance, retail, manufacturing and telecommunications. When selling to potential customers, our Desktop/Mobile Management products are usually targeted at the IT organization, while our Server Management products our usually targeted at either the IT organization or the data center operations function. For the years ended December 31, 2003, 2002 and 2001, no single customer represented more than 10% of total revenues.

Sales and Marketing

We market our products worldwide through a direct sales force and indirectly through resellers. Our worldwide direct sales, professional services, and marketing organizations consisted of 74 individuals as of December 31, 2003, 25 of whom were located at our Mountain View, California headquarters, 34 in regional offices located in California, Georgia, Illinois, New York and Texas, 13 in the United Kingdom and 2 in France. We expect to increase the number of employees in our sales organization during 2004.

Our direct sales force currently targets primarily large and medium sized accounts within North America, the UK and France. Smaller accounts in these regions, and all accounts in other regions of Europe and Asia, are primarily targeted through independent resellers. For the years ended December 31, 2003, 2002, and 2001, sales to customers outside of the United States were approximately 15%, 16%, and 8% of total revenue respectively. For information on risks related to foreign sales, see “Other Factors Affecting Operating Results, Liquidity and Capital Resources—Our Operating Results and Financial Condition May be Materially Harmed if We Are Not Successful At Expanding Internationally.”

Our customers often engage our professional services organizations to assist with the implementation and deployment of our products, and we have built an experienced consulting services organization to facilitate this. We believe that growth in our product sales depends upon our ability to provide our customers with these services and to educate third-party resellers and consultants on how to provide similar services. As a result, over the long term, we believe that increases in product revenues would require us to increase the number of our service personnel to meet these needs.

Our marketing efforts are designed to help customers understand both the business and technical benefits of the products. We conduct a variety of marketing programs to educate our target market, create awareness and generate leads for our products. To achieve these goals, we have engaged in marketing activities including telemarketing, direct mailings, print and online advertising campaigns and trade shows. These programs are targeted at key information technology and finance executives as well as general managers of business units. In addition, we conduct public relations programs that include establishing and maintaining relationships with key trade press, business press and industry analysts.

Alliances and Partnerships

We have a limited number of distribution relationships for our products with systems integrators and other resellers. Our resellers generally purchase our products at discounts from end-user list prices. This indirect sales channel has recently contributed a greater portion of our revenues, and our reliance on these relationships may increase. We believe that the support of these resellers for our products may become increasingly important in influencing new customers’ decisions to license our products, and we plan to increase both the number and the importance of these relationships. See “Other Factors Affecting Operating Results, Liquidity and Capital Resources—Failure to Further Develop and Sustain Our Indirect Sales Channel and Third-Party Distribution Relationships Could Limit or Prevent Future Growth.”

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

Customer Support and Training

Our customer support and training organization consisted of 23 employees as of December 31, 2003, augmented by 8 outsourced personnel located in India. Our support and maintenance programs are generally priced as a percentage of software license fees and provide customers with telephone and email support, as well as software updates to the products. We primarily offer the following annual support and maintenance programs for our products:

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

Gold Service.    Designed for mission-critical applications, the Gold Service program provides customers with all the features of Silver Service plus proactive support from designated technical account managers and certain other benefits.

Research and Development

As of December 31, 2003, our engineering organization was comprised of 49 employees, augmented by 18 outsourced personnel located in India. Our product development organization is divided into development groups organized with regards to our product architecture. These development groups are supported by quality assurance, user experience and documentation groups. The quality assurance group works with the development group to identify software defects through the entire development cycle. The user experience group develops the look and feel and functional flow of our products. The documentation group is responsible for end user, administrator and developer documentation for our products.

We believe that our software development team and core technologies represent a significant competitive advantage. A technically skilled, quality-oriented and productive development organization will be a key component to the success of new product offerings. We must continue to attract and retain highly qualified employees to further our research and development efforts. Our business and operating results could be seriously harmed if we are not able to hire and retain a strong development team.

Research and development expenses were $8.3 million in 2003, $7.9 million in 2002, and $10.5 million in 2001. To date, substantially all software development costs have been expensed as incurred. We believe that significant investments in research and development are required to remain competitive. As we expand, we intend to increase the absolute amount of our research and development expenditures. For more information on our research and development expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

The market for our products is intensely competitive and rapidly evolving. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to compete depends on many factors both within and beyond our control, including:

•	the scalability, performance, features, price and reliability of our solutions as compared to those of our competitors;

•	the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

•	the quality of our customer service; and

•	the effectiveness of our sales and marketing efforts.

With the recent release of Marimba Six, we believe that we generally have a competitive advantage with respect to performance, features, scalability, reliability and customer service

We encounter competition from a number of different sources, including sellers of enterprise-wide management systems, which include electronic software distribution, including Tivoli, Computer Associates, and others; companies such as Novadigm (recently agreed to be acquired by Hewlett Packard), ON Technology (recently acquired by Symantec) and others, which market products that support the distribution of software applications; and other software management suites, such as LanDesk, Altiris, Microsoft’s SMS and others. We also face competition from our customers’ information technology groups and other internal development efforts.

Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have broader relationships with existing and potential customers and resellers which could be leveraged to more effectively compete against us. These companies may also have more established customer support and professional services organizations than we do. In addition, our competitors may adopt aggressive pricing policies. As a result, we may not be able to maintain a competitive position against current or future competitors. See “Other Factors Affecting Operating Results, Liquidity and Capital Resources—Our Markets are Highly Competitive and Experiencing Consolidation”.

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

Proprietary Rights and Licensing

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We presently have been granted five U.S. patents and have eight U.S. patent applications pending, which might not result in the issuance of any additional valid patents. We also have several trademark registrations in the United States and some foreign countries.

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

Employees

At December 31, 2003, we had a total of 168 employees, 151 of whom were based in the United States and 17 of whom were based in Europe. Of the total, 49 were in research and development, 74 were engaged in sales and marketing, 23 were engaged in customer support and training, and 22 were in administration and finance. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

ITEM 2.	PROPERTIES

Our principal administrative, sales, marketing, and research and development facility occupies approximately 47,500 square feet in Mountain View, California under a lease which expires in June 2007. We also lease regional U.S. offices located in California, Georgia, Illinois, New York, and Texas, as well as European offices in the United Kingdom and France. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Marimba’s 2003 Annual Meeting of Stockholders held on December 11, 2003, our stockholders voted on and approved each of the below two proposals by the votes indicated below. A total of 24,352,959 shares were represented and voting in person or by proxy at the meeting.

1.	Proposal to elect the following directors to serve for a term ending upon Marimba’s 2004 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

	For	Withheld
Aneel Bhusri	23,135,412	1,217,547
John R. Harding	24,319,346	33,613
Eric J. Keller	24,320,333	32,626
Raymond J. Lane	24,102,381	250,128
Douglas J. MacKenzie	24,104,031	248,928
Kim K. Polese	23,128,504	1,224,455
Stephen E. Recht	24,318,346	34,613
Richard C. Wyckoff	23,127,275	1,225,684

2.	Proposal to ratify the appointment of Ernst & Young LLP as Marimba’s independent public accountants for the fiscal year ending December 31, 2003:

For:	24,322,993
Against:	25,515
Abstain:	4,451
Broker Non-Votes:	0

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock is traded publicly on The Nasdaq National Market under the symbol “MRBA.” The following table sets forth for the periods indicated the highest and lowest sales prices of the common stock during each quarter of the last two fiscal years:

	High	Low
Fiscal 2003:
Fourth Quarter	$5.87	$3.68
Third Quarter	$4.35	$2.55
Second Quarter	$3.74	$1.44
First Quarter	$1.75	$1.34

Fiscal 2002:
Fourth Quarter	$1.77	$1.10
Third Quarter	$1.85	$1.21
Second Quarter	$3.15	$1.50
First Quarter	$3.42	$2.60

On February 29, 2004, the closing price of our common stock on The Nasdaq National Market was $6.37 per share. As of February 29, 2004, there were approximately 251 holders of record (not including beneficial holders of our common stock held in street name) of our common stock.

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

The following is a summary of our selected consolidated financial data as of and for the five years ended December 31, 2003. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report. Historical results may not be indicative of future results.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License	$24,114	$18,223	$27,801	$31,329	$23,637
Service	16,762	17,004	16,229	12,718	7,776

Total revenues	40,876	35,227	44,030	44,047	31,413
Cost of revenues:
License	550	2,737	595	681	402
Service	5,491	5,829	5,940	4,256	3,036

Total cost of revenues	6,041	8,566	6,535	4,937	3,438

Gross profit	34,835	26,661	37,495	39,110	27,975
Operating expenses	32,751	38,990	51,557	52,251	34,598
Net income (loss)	$2,995	$(10,854)	$(11,487)	$(8,779)	$(4,214)
Basic net income (loss) per share	$0.12	$(0.44)	$(0.48)	$(0.38)	$(0.22)

Diluted net income (loss) per share	$0.11	$(0.44)	$(0.48)	$(0.38)	$(0.22)

Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	25,646	24,427	23,943	23,200	19,029

Weighted-average shares of common stock outstanding used in computing diluted net income (loss) per share	27,356	24,427	23,943	23,200	19,029

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$53,097	$50,264	$60,109	$68,071	$79,012
Working capital (current assets, less current liabilities)	50,673	45,444	54,592	61,442	68,281
Total assets	66,508	62,369	73,851	87,408	90,487
Long-term liabilities	1,183	953	1,610	1,033	1,463
Accumulated deficit	(46,983)	(49,978)	(39,124)	(27,637)	(18,858)
Total stockholders’ equity	52,495	48,728	57,242	66,803	72,639

Supplementary Data

Quarterly Consolidated Financial Information (unaudited)

(In thousands, except per share data)

The following table presents our operating results for each of the eight quarters in the two-year period ended December 31, 2003. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report. In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of our company and the notes thereto appearing in this report. These operating results may not be indicative of the results for any future periods.

2003	Q1	Q2	Q3	Q4
Revenues	$10,131	$10,229	$9,791	$10,725
Gross profit	8,605	8,592	8,277	9,361
Net income	343	704	723	1,225
Net income per basic common share	$0.01	$0.03	$0.03	$0.05
Net income per diluted common share	$0.01	$0.03	$0.03	$0.04

2002	Q1	Q2	Q3	Q4
Revenues	$8,061	$9,038	$8,572	$9,555
Gross profit	6,479	5,532	6,736	7,915
Net income (loss)	(3,949)	(5,282)	(1,824)	201
Net income (loss) per basic and diluted common share	$(0.16)	$(0.22)	$(0.07)	$0.01

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

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. As referenced in the first paragraph of Part I, this report contains forward-looking statements that involve risks and uncertainties, including but not limited to the statements in the fifth and sixth paragraphs of “Overview” below. Our actual results may differ materially from the results discussed in such forward-looking statements. For a more complete understanding of our financial condition and results of operations, and some of the risks and trends that could affect future results, see “Other Factors Affecting Operating Results, Liquidity and Capital Resources” in this Item 7.

Overview

Marimba, Inc. was incorporated in Delaware in February 1996. We develop, market and support software change and configuration management solutions. Our products automate the distribution and management of software applications and content, helping customers reduce their total cost of information technology (“IT”) ownership and improve the quality of IT service. Specific software solutions we provide include data center automation, security patch management, license compliance and inventory, and others. Our customer base spans multiple industries, and we market our products worldwide through a combination of a direct sales force and resellers.

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

Our two primary product lines consist of our Desktop/Mobile Management and Server Management product lines. On December 19, 2003, Marimba released Marimba Six, which was a major release of both of these product lines. Marimba Six includes a redesigned user interface, enhanced reporting capabilities and a number of other features and functionality which we believe will make these products easier to deploy and use. Furthermore, Marimba Six has been architected, packaged and priced to allow customers to more easily license single solution modules in our product lines to meet their specific needs. We believe that our Marimba Six architecture will, over time, allow us to sell into more opportunities. However, we also believe that our new Marimba Six pricing may, over time, result in a lower average license transaction size, although we cannot determine how much lower at this time.

We consider our business to be in a single industry segment, specifically the license, implementation and support of our software products. We evaluate the performance of our geographic regions based on revenues only. We do not currently assess the performance of our geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, our assets are primarily located in our corporate office in the United States and are not allocated to any specific region.

Fiscal 2003 represented the first year in the company’s history in which we generated positive net income on a GAAP basis. Net income was $0.12 per share, compared with a net loss of $(0.44) per share in 2002. The increase was due to an increase in total revenues of 16%, primarily due to a 32% increase in license revenues, combined with increased gross margins as a result of increased license revenues, and a 16% decrease in operating expenses due primarily to cost controls. Although we were profitable during 2003, since inception we have incurred significant losses and had an accumulated deficit of approximately $47.0 million at December 31, 2003. We believe that our future success depends in part on our ability to increase our customer base and on overall growth in our market.

An important challenge for our management team is to identify and then execute on the areas of our business, that have the highest potential for growth. We believe the areas which currently offer substantial potential are patch management and data center automation. Patch management customers use our technology to automate the distribution of updates and patches, often security related, to their computer endpoints. With recent high profile viruses, worms, and other malicious code, the quality, reliability and automation of patch management processes have become in our opinion, a key strategic area of focus for IT departments in large enterprises. Data center automation customers use our Server Management products to automate many of the tasks that they currently perform manually in their data center operations. These are relatively new markets that we believe offer growth potential over the long term. In the short term, we plan to focus much of our incremental investment on both further development and marketing of our products in these areas.

In view of the rapidly changing nature of our business, we believe that period-to-period comparisons of revenues and operating results are not meaningful and should not be relied upon as indications of future performance, growth or financial results. Additionally, historical trends may not be indicative of future growth or financial results.

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

Revenue Recognition.    We derive our revenues primarily from two sources: license revenues, which consist of software license fees; and service revenues, which are comprised of fees for maintenance and support, consulting and training. Revenue recognition rules are complex, and require our management to exercise judgment and make a number of estimates. For example, most of our contracts contain multiple element arrangements, which require us to make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether vendor specific evidence of fair value exists for each element and to determine whether and when each element has been delivered. We also evaluate whether a risk of concession exists with regards to specific contracts or customers, and also whether there is any material risk of customer non-payment or product returns. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Revenue that we cannot recognize in a particular period is reflected on our balance sheet as deferred revenue and recognized over time as the applicable revenue recognition criteria are satisfied. These estimates are made based upon all of the information available to us at the time. Material differences may result in the amount and timing of our revenue for any given period if different judgments are made or different estimates are utilized.

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is established through a charge to our general and administrative expenses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the adequacy of this estimate by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in aggregate, our current average deal size, and current economic conditions that may affect a customer’s ability to pay or suggest that a particular market sector is more prone to liquidity issues. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate subsequent to the date of our arrangements with them, this could result in an impairment of their ability to make payments and additional allowances would be required.

Returns.    Prior to December 31, 2002, we maintained a returns reserve, established through a reduction of license revenue. The reserve was for estimated losses resulting from the possibility of product returns by customers. At December 31, 2002, we analyzed our past returns history and combined with changed business practices, we determined that a reserve was no longer appropriate. As a result of this analysis, the entire reserve was reversed in the fourth quarter of 2002, resulting in a net increase to license revenue of $620,000 during the fourth quarter and $527,000 during fiscal year 2002. During the year ended December 31, 2003, we experienced no customer returns and accordingly did not maintain a returns reserve. Our agreements generally do not include a right to return. If in the future we experience customer returns, this may materially negatively impact our business.

Compensation Accruals.    Marimba records an accrual of compensation expenses which reflects compensation earned but not paid prior to the end of each period. The primary components of this accrual are commissions related to sales, variable compensation programs for non-executives, and executive bonuses. These compensation programs may contain elements that are based upon both quarterly and annual performance, and we are required to estimate these payouts based upon the knowledge we have at the time we report our results. The use of different judgments and estimates could have the effect of increasing or decreasing reported compensation costs in any given period. In particular, estimates of annual results made when recording charges early in any fiscal year could, if proven incorrect, result in significant adjustments in later parts of the year as events unfold and our estimates are refined.

July 2002 Legal Settlement.    On July 25, 2002, the court approved a settlement between Marimba and Beck Systems, as described in the notes to the financial statements. Under the terms of the agreement for the settlement, Marimba obtained a license to Beck Systems’ patents. The amount of the settlement was allocated between cost of license revenues and acquired technology based on their relative fair values. The amount charged to cost of license revenues during the quarter ended June 30, 2002 presents the proportion of the total amount which related to payment for the alleged past infringement. The remaining amount, which was recorded as acquired technology during the third quarter of 2002 and is being amortized to cost of license revenues over a five year period, represents the proportion of the total settlement relating to the future benefit to Marimba of the ongoing license to Beck Systems’ patents. The amounts allocated to the expense and the asset was based, respectively, on our license revenues since inception versus our projection of the revenue relating to the technology that we expected to generate over the next 5 years. Management’s assumptions about future revenues and the period over which our product will embed the patented technology required significant judgment. Our revenues have fluctuated in the past and are expected to continue to do so. In addition, it is not clear how long our products will include the patented technology. If we had made a different estimate of future revenues or the period over which our product will embed the patented technology, the apportionment of the settlement amount between the charge relating to the alleged past infringement and the acquired technology asset would have been different.

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

Income Taxes.    Prior to 2003, we generated losses each year. As a result, we were not subject to United States federal income taxes, and our income tax provision consisted primarily of taxes owed to foreign jurisdictions. For the year ended December 31, 2003, we were profitable, and as a result we have to estimate our income tax liability for the period. Our tax situation is complex, and the interplay between our net operating loss balances, the alternative minimum tax, state income tax laws and other variables makes the determination of our tax liability difficult at any specific point in time. Each period we review our tax situation with outside tax advisers and estimate our liability. Changes to our assumptions, or significant adjustments as detail compliance work is performed, could result in us recording additional or reduced provisions.

Results of Operation

The following table presents selected financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2003	2002	2001
Statement of Operations Data:
Revenues:
License	59.0%	51.7%	63.1%
Service	41.0	48.3	36.9

Total revenues	100.0	100.0	100.0

Cost of revenues:
License	1.4	7.8	1.4
Service	13.4	16.5	13.4

Total cost of revenues	14.8	24.3	14.8

Gross margin	85.2	75.7	85.2

Operating expenses
Research and development	20.4	22.6	23.9
Sales and marketing	48.0	68.3	72.5
General and administrative	11.4	16.1	18.0
Restructuring costs	0.0	0.6	1.8
Amortization of deferred compensation	0.3	3.1	0.8

Total operating expenses	80.1	110.7	117.1

Income (loss) from operations	5.1%	(35.0)%	(31.9)%

Net income (loss)	7.3%	(30.8)%	(26.1)%

Revenues

The following table presents selected revenue data for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues:
License	$24,114	$18,223	$27,801
Service	16,762	17,004	16,229

Total revenues	$40,876	$35,227	$44,030
Percentage of total revenues:
License	59%	52%	63%
Service	41	48	37

Total revenues in 2003 were $40.9 million, compared to revenues of $35.2 million in 2002 and revenues of $44.0 million in 2001. The fluctuations in total annual revenues from 2001 to 2003 were primarily due to changes in license revenues, as service revenues were basically flat. Each component of revenues is discussed below in more detail.

License Revenues.    License revenues increased $5.9 million, or 32%, to $24.1 million in 2003 from $18.2 million in 2002. License revenues decreased $9.6 million, or 34%, to $18.2 million in 2002 from $27.8 million in 2001. The increase in license revenues during 2003 was the result of many factors to varying degrees, including: a generally stronger IT spending environment; higher productivity in our sales force, aided by increased support from our indirect sales partners; and quality and functionality improvements in our products. The decrease in license revenues in 2002 was due primarily to a generally weak IT spending environment that led to lower deal sizes and longer sales cycles.

The following table presents the license revenues derived from each of our product lines as a percentage of total license revenues (note that our Embedded Management products are included within the Desktop/Mobile Management product line:

	Year Ended December 31,
	2003	2002	2001
Percentage of total license revenues:
Desktop/Mobile Management	74%	81%	82%
Server Management	26	19	18

Our Desktop/Mobile Management product license revenues include our sales of management solutions for desktops, laptops, handheld devices, and embedded applications. Our large, enterprise customers typically already have a desktop management solution from one of our competitors, often purchased as part of a larger systems management bundle. As a result, much of our sales in this market is replacement business, and growth is driven by increases in market share. Our Server Management products include both products to manage smaller servers within the enterprise, such as file and print servers, as well as solutions to automate the management of larger, more complex servers often found within the data center. Large enterprises have only recently begun to realize the opportunities of automation in the data center, and we anticipate that sales of our Server Management products may comprise a larger percentage of license revenues going forward. Additionally, we feel that offering both Desktop/Mobile Management solutions and Server Management solutions within a single product suite will provide us with a competitive advantage.

Service Revenues.    Service revenues include support and maintenance, consulting and training. Service revenues in 2003 decreased by $242 thousand, or 1%, to $16.8 million from $17.0 million in 2002. Service revenues increased by $775,000, or 5%, to $17.0 million in 2002 from $16.2 million in 2001. The following table presents the components of service revenues for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Total service revenues:
Consulting	$2,482	$2,925	$2,965
Support and maintenance	$13,574	$13,242	$12,518
Training	$706	$837	$746

Since 2001, support and maintenance revenues have generally increased. Support and maintenance revenues are driven by new license sales and by renewals of existing annual maintenance contracts. The downturn in sales of licenses during 2002 negatively impacted our growth in support and maintenance revenues in the first half of 2003, although strong license sales in the first half of 2003 resulted in full year 2003 growth in support and maintenance revenues over 2002. Both consulting and training revenues have trended down from 2001 to 2003, the result we believe of heightened scrutiny on services spending by our customers, and also of improvements in the ease of use and ease of deployment of our products.

International.    Revenues outside the United States represented approximately 15%, 15%, and 8% of total revenues in 2003, 2002 and 2001, respectively. In 2003, international revenues increased by $0.5 million, or 9%, to approximately $6.0 million from $5.5 million in 2002. International revenues increased by $2.0 million, or 55%, to approximately $5.5 million in 2002 when compared to 2001. The increase in revenues outside the United States was due primarily to our sales and marketing efforts in Europe and more specifically to increased sales efficiency in United Kingdom and commencing sales and marketing efforts in France in mid 2002. The following table presents our revenues by region as a percentage of total revenues for the period indicated:

	Year Ended December 31,
	2003	2002	2001
Revenue:
United States	85%	85%	92%
Europe	14	12	6
Other regions	1	3	2

Costs of Revenues

Cost of License Revenues.    Cost of license revenues consists primarily of the cost of third-party software technology that was either integrated into our products or resold by us. The following table presents our costs of license revenues and our gross margin on license revenues for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
License revenues	$24,114	$18,223	$27,801
Cost of license revenues	550	2,737	595

Gross margin on license revenues	$23,564	$15,486	$27,206
Gross margin on license revenues as a percentage of license revenues	98%	85%	98%

The increase in cost of license revenues in 2002 was due primarily to a $1.9 million charge recorded in the second quarter of 2002 in relation to the legal settlement of a dispute, which involved a patent license, and to a lesser extent an increase in sales of third party products. The decrease in cost of license revenues in 2003 was due primarily to not having the $1.9 million charge related to the legal settlement of a dispute, which involved a patent license, and to a lesser extent a decrease in sales of third party products, offset partially by additional charges to cost of license revenues of approximately $85,000 per quarter in connection with the capitalized license part of the patent settlement. We anticipate further charges of approximately $85,000 per quarter for five years following the settlement, ending in June 2007.

Cost of Service Revenues.    Cost of service revenues includes:

•	salaries and related expenses of our customer service and training organizations;

•	salaries and related expenses of our consultants for billable consulting engagements;

•	cost of third parties contracted to provide consulting services to our customers; and

•	an allocation of our facilities, depreciation and certain other overhead expenses.

The following table presents our cost of service revenues and our gross margin on service revenues for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Service revenues	$16,762	$17,004	$16,229
Cost of service revenues	5,491	5,829	5,940

Gross margin on service revenues	$11,271	$11,175	$10,289
Gross margin on service revenues as a percentage of service revenues	67%	66%	63%

Cost of service revenues represented 33%, 34%, and 37% of service revenue in 2003, 2002 and 2001, respectively. The decrease in cost of service revenues as a percentage of service revenues is primarily driven by the mix of our service revenues, as maintenance and support costs less to provide, as a percentage of revenues, than does consulting and training.

Gross Margin

Gross margin was 85%, 76% and 85% in 2003, 2002 and 2001, respectively. The primary factor in our gross margin is the mix between high margin license revenues and lower margin service revenues. Additionally, during 2002, our gross margin was negatively impacted by a $1.9 million charge in cost of license revenues related to a legal settlement involving a patent license.

Operating Expenses

Research and Development.    Research and development costs, which are expensed as incurred, consist primarily of:

•	salaries and related costs of our engineering organization;

•	fees paid to third-party consultants, if any; and

•	an allocation of our facilities, depreciation and certain other overhead expenses.

We believe that our success is dependent in large part on the continued enhancement of our current products and the ability to develop new, technologically advanced products that meet the sophisticated requirements of our customers. Research and development expenses were $8.3 million, $7.9 million, and $10.5 million in 2003, 2002, and 2001, respectively. The increase in absolute dollars during 2003 was the result of additional headcount and an increase in spending on outsourced research and development, primarily in India. The decrease in absolute dollars in 2002 was due primarily to workforce reductions announced in July 2002 and April 2001, as well as our decisions during the second quarter of 2001 to discontinue the development of a hosting service and separately close our Houston development facility. We plan to increase our expenses in research and development activities as we continue to enhance our products.

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

Sales and marketing expenses were $19.6 million, $24.1 million, and $32.0 million in 2003, 2002, and 2001 respectively. Sales and marketing expenses decreased in absolute dollars due primarily to fewer promotional activities and to reductions of headcount in both sales and sales management. We expect to increase our investment in sales and marketing in our efforts to grow revenues and expand our brand awareness.

General and Administrative.    General and administrative expenses consist primarily of:

•	costs of our finance, human resources and legal services organizations;

•	insurance premiums and third-party legal and other professional services fees; and

•	an allocation of our facilities, depreciation and certain other overhead expenses.

General and administrative expenses were $4.7 million, $5.7 million, and $7.9 million in 2003, 2002, and 2001, respectively. General and administrative expenses decreased in absolute dollars due primarily to reductions of headcount and general cost cutting measures. We anticipate our general and administrative expenses to increase as the company grows and as we absorb additional costs imposed by increased regulatory requirements, particularly as a result of the Sarbanes-Oxley Act and recent related regulatory changes.

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

In 2001, we recorded deferred compensation of approximately $21,000 (net of reduction of $2.4 million due to forfeited stock options and repurchased shares), which represented the intrinsic value of certain stock awards. In 2002, we recorded a reversal in deferred compensation of approximately $204,000 (net of reduction of $513,000 due to forfeited stock options and repurchased shares), which represented the intrinsic value of certain stock awards. In 2003, we recorded a reversal in deferred compensation of approximately $128,000 due to forfeited stock options and repurchased shares. Deferred compensation was being amortized over the vesting periods of the stock options and stock using the graded vesting method. We currently have no deferred compensation balances, as they have all been either fully amortized, forfeited, or repurchased.

We amortized deferred compensation expense, net of gains resulting from the forfeiture of stock options and repurchase of shares due to employee departures, of $111,000, $1.1 million, and $361,000 for fiscal years 2003, 2002, and 2001, respectively. This compensation expense relates to stock options and stock awarded to individuals in all operating expense categories. At December 31, 2003, our deferred compensation balances have been fully amortized.

Interest Income and Other Expenses, Net

The following table presents our average cash and available-for-sale securities and total interest earned for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(in thousands):
Average cash and available-for-sale securities	$51,681	$55,450	$64,656
Interest income	$949	$1,536	$2,817
Average return	1.8%	2.8%	4.4%

Interest income, net, consists primarily of interest earned on our cash, cash equivalents and available-for-sale securities offset by other miscellaneous expenses. Interest income, net was $949,000, $1.5 million, and $2.8 million in 2003, 2002, and 2001, respectively. The decrease in interest income, net, from 2001 to 2002 to 2003 was due primarily to lower invested balances and lower interest rates.

Additionally, the decrease in interest rates from 2002 to 2003 was partially the result of a decision by the company to shorten the average maturity of its invested balances.

Provision for Income Taxes

Marimba’s provision for income taxes for the year ended December 31, 2003 consists of state income taxes, franchise taxes, federal income taxes, and foreign taxes. Marimba’s provision for income taxes for the years ended December 31, 2002, and 2001 consisted of state income, franchise taxes and foreign taxes. No provision for federal taxes was recorded in 2001 and 2002, as prior to 2003 we had experienced only operating losses since inception.

As of December 31, 2003, we had federal net operating loss carryforwards of approximately $46.0 million. We also had a total research and development tax credit carryforward of approximately $4.1 million, $2.6 million of which was for federal research and development tax credit. The net operating loss and credit carryforwards will expire at various dates beginning in 2011 through 2023 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations contained in the Internal Revenue Code of 1986 and similar state provisions, and this annual limitation may result in the expiration of the net operating loss and credits before utilization. Given our losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset.

Liquidity and Capital Resources

As of December 31, 2003, our principal sources of liquidity included approximately $25.9 million of cash and cash equivalents and $27.2 million of available-for-sale securities.

Cash equivalents consisted of financial instruments, which are readily convertible to cash and have maturities of three months or less at the time of acquisition. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities and money market funds. These investments are recorded at cost, which approximates fair value, and are managed by professional investment managers.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses related to these securities are included in Other Comprehensive Income (Loss). Fair market values are based on quoted market prices. When securities are sold, their cost is determined based on the specific identification method. Available-for-sale securities as of December 31, 2003 consisted of cost of $27.2 million, gross unrealized gain of $30,000, and fair market value of $27.2 million. The following table represents the maturities of our cash and cash equivalents and available-for-sale securities (in thousands):

December 31, 2003	Three months or less	Between three months and one year	Between one and two years	Total
Cash and cash equivalents	$25,902	—	—	$25,902
Available for sale securities	—	$19,122	$8,073	27,195

Total	$25,902	$19,122	$8,073	$53,097

December 31, 2002	Three months or less	Between three months and one year	Between one and two years	Total
Cash and cash equivalents	$11,704	—	—	$11,704
Available for sale securities	—	$24,643	$13,917	38,560

Total	$11,704	$24,643	$13,917	$50,264

Total cash, cash equivalents and available for sale securities increased by $2.8 million from 2002 to 2003, primarily due to cash generated from operating profits. Total cash, cash equivalents and available for sale securities decreased by $9.8 million from 2001 to 2002, primarily due to cash used to fund operating losses and to a $2.75 million cash payment in relation to the legal settlement of a patent dispute in 2002.

On our GAAP consolidated statements of cash flows, net cash provided by operating activities increased by $2.7 million during 2003 from a decrease of $8.2 million in 2002, due primarily to net income for the period, an increase in deferred revenues from 2003 to 2002, compared to the decrease from 2001 to 2002, and to lower direct personnel expenses due to restructuring measures undertaken in 2002. In general, the primary factor in affecting our cash flows provided by operating activities is our net income for the period, and in the long term our ability to continue to generate positive cash from operations is dependent upon our ability to maintain positive net income. In the short term, our accounts receivable balances also play an important role in cash provided by operating activities each quarter. A significant portion of our license transactions occur at or near the end of each quarter, and as a result the cash received for these transactions is usually received in the quarter after the transaction occurs. Consequently, the primary uses of operating cash each quarter are the expenses incurred that quarter, while the primary sources of operating cash each quarter are the revenues from the prior quarter.

Net cash provided by investing activities increased by $10.5 million in 2003 from a decrease of $6.5 million, due primarily to higher maturities of available-for-sale investments. Net cash provided by financing activities increased to $1.0 million in 2003 from $337,000 in 2002, due to higher proceeds from stock option exercises in 2003.

We currently anticipate that our current cash, cash equivalents and available for sale securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Historically, our primary use of cash has been to fund payroll and related expenses, which are the majority of our expenses. Our primary source of cash, subsequent to our initial public offering on 1999, has been payments from customers for products or services.

It is possible that we could experience unexpected cash requirements that would force us to seek financing, or at some point in the future we may otherwise seek financing to support our long term operations. In any such event, we may seek to sell additional equity or debt securities or obtain a credit facility. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced.

Contractual Obligation

The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in the future. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2003:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$4,046	$1,237	$2,268	$541	0

Recent Accounting Pronouncements

In January 2003, Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” and amended the Interpretation in December 2003. Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or entitled to receive a majority of the VIE’s residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The adoption of this statement did not have any effect on our results of operation or financial position.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any effect on our results of operation or financial position.

For a description of the other accounting pronouncements that may apply to our financial results, see note 1 to the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph immediately preceding Part I of this report.

Our Revenues in Any Quarter Depend on a Small Number of Relatively Large Orders

Our quarterly revenues are especially subject to fluctuation, because they normally depend on the completion of relatively large license transactions. For example, two transactions accounted for approximately 30% of our total revenues during the fourth quarter of 2003. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could be adversely impacted if any large orders are delayed or canceled in any future period.

Our Quarterly Operating Results May be Volatile, which Could Adversely Affect Our Stock Price

A substantial portion of our license revenues for most quarters has been recorded in the last month of the quarter and the magnitude of quarterly fluctuations in revenue may not become evident until late in or towards the end of a particular quarter. At the same time, our expense levels are relatively fixed for a particular quarter and are based, in part, on expectations as to future revenues. As a result, if revenue levels fall below our expectations for a particular quarter, our operating results will be adversely affected as only a small portion of our expenses vary with our revenues. A delay in recognizing revenue, even from a single transaction, could seriously harm our operating results.

We generally expect that revenues in the first and third quarters of each year will not substantially exceed, and may be lower than, revenues in the immediate prior quarter due to the annual nature of companies’ purchasing and budgeting cycles. To the extent that seasonality makes it more difficult to predict our revenues, the volatility of our stock price may increase.

Our quarterly operating results have been volatile in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as indicators of our future performance. Operating results vary depending on a number of factors, many of which are outside our control. Volatility in our operating results could adversely affect our stock price.

Recent Changes to our Product Packaging and Pricing May Cause Revenues to Decline

We recently changed the way we package and price our products, allowing our customers to more easily license single solution modules instead of having to license an entire product suite. The pricing of each solution module is significantly lower than the price of the entire product suite. We believe that, over time, the more modular packaging of our products will allow us to sell into more opportunities, and that in the future we will be able to better upsell existing customers who choose to license single solution modules. In the near term, however, if our customers choose to purchase single modules instead of purchasing full suites, this could adversely affect our revenues. Any such decrease in license revenues would adversely impact our gross profits and ultimately our net income.

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

Furthermore, Microsoft has publicized its intentions to expand its offerings in the systems management software market that may compete with our products. If Microsoft were to grow its market share in the systems management market with competing products, the demand for our products and our ability to increase or sustain our market share may be harmed. In addition, the possible perception among our customers and potential customers that Microsoft is going to be successful in marketing expanded systems management software offerings that may compete with our products may delay their buying decisions and harm our ability to market our products and services to them.

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

If we fail to generate repeat and expanded business from our current customers, our business and operating results would be seriously harmed. Many of our customers initially make a limited purchase of our products and services for pilot programs. Also, with the release of Marimba Six, which enables customers to more easily license single solution modules instead of having to license an entire product suite, we may depend on increased repeat business from our customers to sustain and grow revenues. These customers may not choose to purchase additional licenses to expand their use of our products. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require the functionality provided by our new products and may not ultimately license these products.

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

In December 2003, we released Marimba Six, which includes a new version of our Desktop/Mobile Management product line. This new version and other future versions of the Desktop/Mobile Management product line may not provide the functionality and benefits we expect and could fail to meet customers’ requirements or achieve widespread market acceptance.

We Need to Continue to Enhance and Develop Our Server Management Product Line and Develop New Products and Services

There can be no assurance that the revenues from our Server Management product line will continue to grow in absolute amount or as a percentage of total license revenues. In addition, we cannot assure you that our Server Management products will meet customer expectations or gain widespread market acceptance.

In December 2003, we released Marimba Six, which includes a new version of our Server Management product line. This new version of the Server Management product line, as well as other future versions of the Server Management product line, may not provide the functionality and benefits we expect and could fail to meet customers’ requirements or achieve widespread market acceptance.

To provide comprehensive software change and configuration management solutions, we will need to develop and introduce new products and services, which offer functionalities that we do not currently provide. We may not be able to develop these technologies, and therefore, we may not be able to offer a comprehensive software change management solution. In addition, we have in the past experienced delays in new product releases, and we may experience similar delays in the future. If we fail to release new products on a timely basis, our business and operating results could be seriously harmed.

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

We Have a Long Sales Cycle and Our Products Require a Sophisticated Sales Effort

A customer’s decision to license our products typically involves a significant commitment of resources and is influenced by the customer’s budget cycles and internal approval procedures for IT purchases. In addition, selling our products requires us to educate potential customers on our products’ uses and benefits. As a result, our products have a long sales cycle, which can take over six months. We face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant capital expenditures. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to test our products before they decide whether to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by our competitors or us.

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

We May Have Difficulty Collecting Amounts Owed to Us

Certain of our existing and proposed customers have experienced credit-related issues. Because a small number of customers account for a large portion of our revenue and cash flow in any given quarter, the credit-worthiness of our largest customers is critical to our business. At December 31, 2003, two customers represented 20% and 16% of net accounts receivable. We wrote off $1.0 million in uncollectible accounts during fiscal 2002, which had been previously reserved in 2001. We perform ongoing credit evaluations of customers, but do not generally require collateral. We grant credit terms to most customers ranging from 30 to 90 days, however in some instances we provide longer payment terms. Should we have more customers than we anticipate with liquidity issues, or if payment is not received on a timely basis, our business, operating results and general financial condition could be seriously harmed.

Our Ability to Grow and Sustain Service Revenues Depends on New License Customers and Support Contract Renewals

The total amount of maintenance and support fees we receive in any period depends in large part on the size and number of license orders that we have previously sold. Any downturn in our software license revenues could negatively impact our future service revenues. Our support and maintenance programs are sold on an annual basis. Renewal of annual support and maintenance is generally at the customer’s election. If customers elect not to renew their support and maintenance agreements, our service revenues could be significantly adversely impacted. If support and maintenance revenues were to decline, or not grow as rapidly as expected, we would need to generate additional license revenues and other service revenues in order to compensate for the decline in support and maintenance revenues.

We Rely on Third-Party Marketing and Technology Relationships For Future Sales Growth

We currently have several marketing and technology relationships. These relationships include joint sales and marketing relationships that provide us access to potential sales to large enterprises that we might not otherwise have access to, as well as product integration and other relationships. In addition, the success of key initiatives going forward depends in part on our ability to form and sustain strategic technology and product relationships. If we cannot maintain successful marketing and technology relationships or if we fail to enter into additional marketing and technology relationships, we could experience difficulty expanding the sales of our products and our growth might be limited. Our marketing and technology relationships are generally not documented in writing, or are governed by agreements that can be terminated by either party with little or no prior notice. In addition, companies with which we have marketing or technology relationships may promote products and services of several different companies, including those of our competitors. If these companies choose not to promote our products or if they develop, market or recommend products or services that compete with our products, our business would be harmed.

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

We Are Subject to the Effects of General Economic and Geopolitical Conditions

Our business is subject to the effects of general economic conditions and, in particular, market conditions in the industries that we serve. Recent political turmoil in many parts of the world, including terrorist and military actions, may put pressure on global economic conditions. Our customers’ decisions to purchase our products are discretionary and subject to their internal budget and purchasing processes, which may be impacted by the above factors. If economic conditions deteriorate, our business and operating results are likely to be adversely impacted.

Our Stock Price Is Likely to Continue to be Volatile

The market price of our common stock has been and is likely to continue to be volatile. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technological innovations, new products or new contracts by us or our competitors, developments with respect to patents or proprietary rights and related litigation, other material litigation involving Marimba, changes in our management or other key employees, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology companies. Furthermore, our common stock is relatively thinly traded, which contributes significantly to the volatility of our stock price. Due to the low trading volume of our stock, stockholders may not be able to purchase or sell shares, particularly large blocks of shares, as quickly and as inexpensively as if the trading volume were higher. Volatility in the price of our common stock may adversely affect its market price.

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

Interest Rate Sensitivity

Our interest income is sensitive to changes in the general level of U.S. interest rates. Most of our investments are in marketable securities with maturities less than two years. Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	securities of U.S. corporations that, when purchased, are rated at least A1 or AA by Standard and Poor’s or the Moody’s equivalent; and

•	money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting particular credit rating and net worth requirements with maturities of less than two years.

The following table presents the amount of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity, for our investment portfolio as of December 31, 2003 and 2002. This table does not include money market funds, because those funds are not subject to market risk:

	Maturing during
	2004	2005
December 31, 2003:	(in thousands)
Cash equivalents	$9,900	$—
Weighted average interest rate	1.22%	—
Available-for-sale investments	$19,122	$8,073
Weighted average interest rate	1.65%	1.71%
Total	$29,022	$8,073
Weighted average interest rate	1.51%	1.71%

	Maturing during
	2003	2004
December 31, 2002:	(in thousands)
Cash equivalents	$9,148	$—
Weighted average interest rate	0.85%	—
Available-for-sale investments	$24,643	$13,917
Weighted average interest rate	2.52%	2.09%
Total	$33,791	$13,917
Weighted average interest rate	2.07%	2.09%

Exchange Rate Sensitivity

We develop products primarily in the United States, and sell our products and services primarily in North America, Europe and Asia. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. A portion of our sales and expenses are currently transacted in British Pounds and Euros, which potentially affects our financial position, results of operations and cash flows due to fluctuations in exchange rates. Near-term changes in exchange rates may have a material impact on our future revenues, earnings, fair values or cash flows. We have not engaged in foreign currency hedging transactions during the twelve months ended December 31, 2003. There can be no assurance that a sudden and significant change in the value of the British Pound or Euro would not seriously harm our financial condition, results of operations, and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARIMBA, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Marimba, Inc.

We have audited the accompanying consolidated balance sheets of Marimba, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marimba, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

San Francisco, California

January 23, 2004

MARIMBA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$25,902	$11,704
Available-for-sale securities	27,195	38,560
Accounts receivable, net of allowances of $551 and $750 at December 31, 2003 and 2002	9,530	6,546
Prepaid expenses and other current assets	876	1,321

Total current assets	63,503	58,131
Property and equipment, net	1,511	2,333
Acquired technology	1,194	1,536
Other assets	300	369

	$66,508	$62,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$428	$465
Accrued liabilities	945	1,576
Accrued compensation	3,015	2,348
Deferred revenue	8,442	8,299

Total current liabilities	12,830	12,688
Deferred rent	234	286
Deferred revenues non-current	949	667

Total long-term liabilities	1,183	953

Stockholders’ equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, no shares designated, issued and outstanding	—	—
Common stock; $.0001 par value, 80,000 shares authorized, 26,251 and 25,201 shares issued and outstanding at December 31, 2003 and 2002, respectively	2	2
Additional paid-in capital	99,563	98,728
Deferred compensation	—	(239)
Accumulated other comprehensive income	(87)	215
Accumulated deficit	(46,983)	(49,978)

Stockholders’ equity	52,495	48,728

	$66,508	$62,369

See accompanying notes.

MARIMBA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
License	$24,114	$18,223	$27,801
Service	16,762	17,004	16,229

Total revenues	40,876	35,227	44,030
Cost of revenues:
License	550	2,737	595
Service	5,491	5,829	5,940

Total cost of revenues	6,041	8,566	6,535

Gross profit	34,835	26,661	37,495

Operating expenses:
Research and development	8,343	7,948	10,508
Sales and marketing	19,636	24,060	31,965
General and administrative	4,661	5,683	7,934
Restructuring costs	—	200	789
Amortization of deferred compensation	111	1,099	361

Total operating expenses	32,751	38,990	51,557

Income (loss) from operations	2,084	(12,329)	(14,062)
Interest income	949	1,536	2,817
Other income and (expenses)	87	18	(43)

Income (loss) before income taxes	3,120	(10,775)	(11,288)
Provision for income taxes	125	79	199

Net income (loss)	$2,995	$(10,854)	$(11,487)

Basic net income (loss) per share	$0.12	$(0.44)	$(0.48)

Diluted net income (loss) per share	$0.11	$(0.44)	$(0.48)

Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	25,646	24,427	23,943

Weighted-average shares of common stock outstanding used in computing diluted net income (loss) per share	27,356	24,427	23,943

See accompanying notes.

MARIMBA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances at January 1, 2001	$23,585	$2	$96,329	$(1,882)	$(9)	$(27,637)	$66,803	$(8,527)

Issuance of common stock upon exercise of stock options	323	—	594	—	—	—	594
Issuance of common stock under employee stock purchase plan	338	—	715	—	—	—	715
Issuance of stock options for services		—	120				120
Repurchases of restricted common stock	(104)	—	(14)	—	—	—	(14)
Deferred compensation, net of cancellation adjustment	—	—	21	(21)	—	—	—
Translation adjustment	—	—	—	—	(9)	—	(9)	(9)
Unrealized gain on investments	—	—	—	—	159	—	159	159
Amortization of deferred compensation	—	—	—	361	—	—	361
Net (loss)	—	—	—	—	—	(11,487)	(11,487)	(11,487)

Balances at December 31, 2001	24,142	2	97,765	$(1,542)	$141	$(39,124)	$57,242	$(11,337)

Issuance of common stock upon exercise of stock options and grant of restricted common shares	297	—	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	285	—	371	—	—	—	371
Issuance of common stock in connection with legal settlement and acquired technology	500	—	830	—	—	—	830
Repurchases of restricted common stock	(23)	—	(35)	—	—	—	(35)
Deferred compensation, net of cancellation adjustment	—	—	(204)	204	—	—	—
Translation adjustment	—	—	—	—	(21)	—	(21)	(21)
Unrealized gain (loss) on investments	—	—	—	—	95	—	95	95
Amortization of deferred compensation	—	—	—	1,099	—	—	1,099
Net (loss)	—	—	—	—	—	(10,854)	(10,854)	(10,854)

Balances at December 31, 2002	25,201	$2	$98,728	$(239)	$215	$(49,978)	$48,728	$(10,780)

Issuance of common stock upon exercise of stock options	894	—	835	—	—	—	835
Issuance of common stock under employee stock purchase plan	367	—	497	—	—	—	497
Repurchases of restricted common stock	(211)	—	(369)	—	—	—	(369)
Deferred compensation, net of cancellation adjustment	—	—	(128)	128	—	—	—
Translation adjustment	—	—	—	—	(45)	—	(45)	(45)
Unrealized gain (loss) on investments	—	—	—	—	(257)	—	(257)	(257)
Amortization of deferred compensation	—	—	—	111	—	—	111
Net income	—	—	—	—	—	2,995	2,995	2,995

Balances at December 31, 2003	26,251	$2	$99,563	$—	$(87)	$(46,983)	$52,495	$2,693

See accompanying notes.

MARIMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$2,995	$(10,854)	$(11,487)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,383	1,864	2,096
Amortization of deferred compensation	111	1,099	361
Amortization of acquired technology	342	171	—
Issuance of stock option for services	—	—	120
Issuance of common stock in connection with legal settlement	—	830	—
Loss on disposal of property and equipment	—	13	64
Changes in operating assets and liabilities:
Accounts receivable, net	(2,984)	1,245	856
Prepaid expenses and other current assets	445	370	435
Other assets	69	(9)	—
Accounts payable	(37)	100	(715)
Accrued liabilities	(631)	(437)	212
Accrued compensation	667	(1,060)	(647)
Deferred revenue	425	(1,592)	(2,958)
Deferred rent	(52)	21	112

Net cash provided by (used in) operating activities	2,733	(8,239)	(11,551)

Investing activities:
Acquired technology in connection with legal settlement	—	(1,707)	—
Capital expenditures, net	(561)	(310)	(1,786)
Purchases of available-for-sale securities	(33,373)	(38,160)	(63,820)
Proceeds from maturities and sales of available-for-sale securities	44,481	33,665	65,037

Net cash provided by (used in) investing activities	10,547	(6,512)	(569)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	963	337	1,295
Proceeds from transfer of financial assets	—	—	3,853

Net cash provided by financing activities	963	337	5,148

Effect of exchange rate changes on cash	(45)	(21)	(9)
Net increase (decrease) in cash and cash equivalents	14,198	(14,437)	(6,981)
Cash and cash equivalents at beginning of year	11,704	26,141	33,122

Cash and cash equivalents at end of year	$25,902	$11,704	$26,141

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$4

Income taxes paid	$134	$17	$199

Cash paid for technology acquisition	$—	$2,750	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred compensation, net of cancellation adjustment	$(128)	$(204)	$21

Issuance of stock for technology acquisition	$—	$830	$—

See accompanying notes.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

Marimba, Inc. was incorporated in Delaware in February 1996. We develop, market and support software change and configuration management solutions. Our products automate the distribution and management of software applications and content, helping customers reduce their total cost of information technology (“IT”) ownership and improve the quality of IT service. Specific software solutions we provide include data center automation, security patch management, license compliance and inventory, and others. Our customer base spans multiple industries, and we market our products worldwide through a combination of a direct sales force and resellers.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and judgments, including those related to revenue recognition, bad debts, returns, and litigation. Actual results could differ materially from those estimates.

Revenue Recognition

Marimba derives its revenues primarily from two sources: (i) license revenues, which consist of software license fees, and (ii) service revenues, which are comprised of fees for maintenance and support, consulting and training. Maintenance and support agreements provide technical support and the right to unspecified updates on an if-and-when available basis.

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

Marimba uses either a definitive customer purchase order or signed license agreement as evidence of an arrangement. License revenues in arrangements with customers who are not the ultimate users, primarily resellers, are not recognized until the software is sold through to the end user. Advance payments from resellers for guaranteed minimum commitments are deferred until the software is sold through to the end user or upon expiration of the specified commitment time period if the minimum commitments have not been met. Delivery generally occurs when license keys have been made available to the customer through e-mail.

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

Marimba assesses the probability of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Marimba’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is recognized upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period, assuming all other requirements for revenue recognition have been met.

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

Advertising

Marimba expenses advertising costs as incurred. Advertising expense was $32,000, $54,000 and $819,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Income Taxes

Marimba accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes.” Under the asset and liability method, a current tax asset or liability is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Marimba has recorded a full valuation allowance as of December 31, 2003, because we believe it is more likely than not that our deferred tax assets will not be realized in the foreseeable future.

Cash, Cash Equivalents and Available-for-sale Securities

Cash equivalents consisted of financial instruments, which are readily convertible to cash and have maturities at the time of acquisition of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities and money market funds. These investments are recorded at cost, which approximates fair value and are managed by professional investment managers.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses related to these securities are included in Other Comprehensive Income (Loss). Fair market values are based on quoted market prices. When securities are sold, their cost is determined based on the specific identification method. Available-for-sale securities consist of cost of $27.2 million, gross unrealized gain of $30,000 and fair market value of $27.2 million as of December 31, 2003. The following table represents the maturities of our cash and cash equivalents and available-for-sale securities (in thousands):

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months or less	Between three months and one year	Between one and two years	Total
December 31, 2003
Cash and cash equivalents	$25,902	—	—	$25,902
Available for sale securities	—	$19,122	$8,073	27,195

Total	$25,902	$19,122	$8,073	$53,097

December 31, 2002
Cash and cash equivalents	$11,704	—	—	$11,704
Available for sale securities	—	$24,643	$13,917	38,560

Total	$11,704	$24,643	$13,917	$50,264

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003:
Corporate notes	$6,717	$23	$—	$6,740
Asset backed auction rate securities	3,998	2	—	4,000
Debt securities from U.S. Government and government agencies	16,450	5	—	16,455

Total available-for sale securities	$27,165	$30	$—	$27,195

December 31, 2002:
Corporate notes	$20,665	$196	$(1)	$20,860
Debt securities from U.S. Government and government agencies	17,608	92	—	17,700

Total available-for sale securities	$38,273	$288	$(1)	$38,560

The cost of securities sold is based on the specific identification method.

At December 31, 2003, the amortized cost and estimated fair values of available-for-sale securities (excluding cash equivalents) by contractual maturity were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$19,098	$19,122
Mature in 1-2 year	8,067	8,073

Total investments	$27,165	$27,195

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

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The below table summarizes relevant information as to reported results under Marimba’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, had been applied. For purposes of pro forma disclosures, the estimated fair value at grant date for awards under all stock-based benefit plans is amortized to pro forma expense over the option vesting period using the graded vesting method. Pro forma information is as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income (loss) as reported	$2,995	$(10,854)	$(11,487)
Add: Stock-based compensation included in reported net income (loss)	111	1,099	361
Deduct: Total stock-based compensation cost under SFAS 123	(1,690)	(5,287)	(2,324)

Pro forma net income (loss)	$1,416	$(15,042)	$(13,450)
Basic net income (loss) per share:
Reported net income (loss) per common share	$0.12	$(0.44)	$(0.48)

Pro forma net income (loss) per common share	$0.06	$(0.62)	$(0.56)

Diluted net income (loss) per share:
Reported net income (loss) per common share	$0.11	$(0.44)	$(0.48)

Pro forma net income (loss) per common share	$0.05	$(0.62)	$(0.56)

Concentrations of Credit Risk and Other Risks

Financial instruments that subject Marimba to credit risk consist primarily of uninsured cash, cash equivalents and available for sale securities held at commercial banks and institutions primarily in the United States and trade receivables from Marimba’s customers. Marimba sells to customers in many different industries. Marimba performs ongoing credit evaluations of customers, but does not generally require collateral. We grant credit terms to most customers ranging from 30 to 90 days, however in some instances Marimba may provide longer payment terms.

For the years ended December 31, 2003, 2002 and 2001, no single customer represented more than 10% of total revenues. At December 31, 2003, two customers represented 20%, and 16% of net accounts receivable, and at December 31, 2002, three customers represented 28%, 13% and 12% of net accounts receivable.

Accounts Receivable Risks

Marimba’s accounts receivable is subject to collection risks. Our gross accounts receivable is reserved against this risk through an allowance for doubtful accounts and, prior to December 31, 2002, a returns reserve.

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

Prior to December 31, 2002, we maintained a returns reserve, established through a reduction of license revenue. The reserve was for estimated losses resulting from the possibility of product returns by customers. At December 31, 2002, we analyzed our past returns history and determined that we had insignificant history of returns to serve as a quantitative basis for our reserve. As a result of this analysis, the entire reserve was reversed in the fourth quarter of 2002, resulting in a net increase to license revenue of $527,000 during fiscal year 2002. If in the future we experience customer returns, this may materially negatively impact our business.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the allowance for doubtful accounts and the returns reserve for 2003, 2002 and 2001:

	Allowance for Doubtful Accounts	Returns Reserve	Total Accounts Receivable Reserves
	(in thousands)
Balance at January 1, 2001	$1,985	$237	$2,222

Additions	172	290	462
Adjustments	—	—	—
Write-offs	(326)	—	(326)

Balance at December 31, 2001	1,831	527	2,358

Additions	—	—	—
Adjustments	(40)	(527)	(567)
Write-offs	(1,041)	—	(1,041)

Balance at December 31, 2002	750	—	750

Additions	—	—	—
Adjustments	(191)	—	(191)
Write-offs	(8)	—	(8)

Balance at December 31, 2003	$551	$—	$551

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Marimba does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, Marimba recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Segment Information

Marimba operates in one operating segment, the development and marketing of change management software, and primarily has operations in the United States and Europe. Marimba’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, Marimba considers itself to be in a single industry segment, specifically the license, implementation and support of its software products.

Marimba evaluates the performance of its geographic regions based on revenues only. Marimba does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, as Marimba’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, Marimba does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues. The following table presents our revenues and percentage of revenues by region:

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2003		2002		2001
	(in thousands)
Revenue:
United States	$34,906	85.4%	$29,753	84.5%	$40,507	92.0%
Europe	5,630	13.8	4,342	12.3	2,466	5.6
Other regions	340	0.8	1,132	3.2	1,057	2.4

Total revenues	$40,876	100.0%	$35,227	100.0%	$44,030	100.0%

Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share are presented in conformity with Statement of Financial Accounting Standards No. 128 (“FAS 128”), “Earnings Per Share”, for all periods presented. In accordance with FAS 128, basic and diluted net income (loss) per share have been computed by dividing the net income (loss) by weighted-average shares of common stock outstanding during the periods, less weighted average shares subject to repurchase.

The following table presents the calculation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income (loss)	$2,995	$(10,854)	$(11,487)

Basic:
Weighted-average shares of common stock outstanding	25,675	24,484	24,012
Less weighted-average shares subject to repurchase	(29)	(57)	(69)

Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	25,646	24,427	23,943

Basic net income (loss) per share	$0.12	$(0.44)	$(0.48)

Diluted:
Weighted-average shares of common stock outstanding	27,385	24,484	24,012
Less weighted-average shares subject to repurchase	(29)	(57)	(69)

Weighted-average shares of common stock outstanding used in computing diluted net income (loss) per share	27,356	24,427	23,943

Diluted net income (loss) per share	$0.11	$(0.44)	$(0.48)

Earnings Per Share

The shares used in the computation of Marimba’s basic and diluted earnings per common share were as follows:

	2003	2002	2001
Weighted average common shares outstanding	25,646	24,427	23,943
Dilutive effect of employee stock options	1,710	—	—

Weighted-average common shares outstanding, assuming dilution	27,356	24,427	23,943

        Weighted average common shares outstanding, assuming dilution, include incremental shares that would be issued upon the assumed exercise of the stock options. For the years ended December 31, 2002 and 2001, Marimba has excluded all outstanding stock options from the calculation of diluted loss per share, because all such securities are antidilutive. Weighted-average options outstanding to purchase 378,000, 7,078,000 and 6,220,000 shares of common stock for the years ended December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted net income (loss) per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) as adjusted by changes in equity such as foreign currency translation adjustments and unrealized gains and losses. As of December 31, the components of accumulated other comprehensive income (loss) reflected in the Statement of Stockholders’ Equity were as follows:

	2003	2002	2001
	(in thousands)
Unrealized gain on available-for-sale securities	$30	$287	$192
Foreign currency translation adjustment	(117)	(72)	(51)

Accumulated other comprehensive income (loss)	$(87)	$215	$141

Acquired Technology

On July 19, 2002, Marimba executed an agreement settling patent litigation brought against Marimba. Under the terms of the agreement, Marimba obtained a license to patents in exchange for consideration consisting of a $2.75 million cash payment and the issuance of 500,000 shares of our common stock. The portion of the settlement which related to payment for the alleged past infringement was expensed to cost of license during the quarter ended June 30, 2002, in the amount of $1.9 million. In the quarter ended September 30, 2002, we recorded an acquired technology asset of $1.7 million, representing the proportion of the total settlement relating to the future benefit to Marimba of the ongoing license to the acquired patents. This asset is being amortized to cost of license revenues ratably over five years, the estimated remaining useful life of the license.

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

Recent Accounting Pronouncements

In January 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” and amended the Interpretation in December 2003. Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or entitled to receive a majority of the VIE’s residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The adoption of this statement did not have any effect on our financial position, cash flows or results of operations.

In May 2003, FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any effect on our financial position, cash flows or results of operations.

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

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2003	2002
	(in thousands)
Furniture and equipment	$1,295	$1,598
Computer equipment	5,210	5,997
Purchased software	970	1,340
Leasehold improvements	1,204	1,191

	8,679	10,126
Accumulated depreciation	(7,168)	(7,793)

Property and equipment, net	$1,511	$2,333

3. Commitments

Marimba’s contractual obligations consist of noncancellable operating lease agreements. As of December 31, 2003, future minimum lease payments under noncancellable operating leases are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2004	1,237
2005	1,186
2006	1,082
2007	541

Total minimum lease payments	$4,046

Marimba’s headquarters facility lease expires in June 2007. Rent expense under operating leases totaled approximately $1.9 million, $2.5 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Deferred Revenues

Deferred revenues consist of the following:

	Year Ended December 31,
	2003	2002
	(in thousands)
Current portion
License	$462	$1,021
Maintenance	7,292	6,285
Consulting and training	688	993

Total deferred revenue, current portion	$8,442	$8,299

Non-Current portion
License	$20	$80
Maintenance	929	587
Consulting and training	—	—

Total deferred revenue, non-current portion	$949	$667

5.    Deferred Compensation

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

Deferred compensation is amortized over the vesting periods of the options and stock using the graded vesting method. The graded vesting method can result in amortization of deferred compensation at a schedule which is faster then the shares actually vest. As a result, when an employee is terminated prior to full vesting, we record a credit to deferred compensation amortization expense, which reflects the difference between the amount of deferred compensation we have previously amortized for this employee less the amount the employee had actually vested upon termination. A summary of Marimba’s deferred compensation activity is as follows:

Deferred Compensation
(in thousands)
Balance at January 1, 2001	$1,882

Increase due to new grants	2,450
Decrease due to terminations	(2,429)
Amortization	(361)

Balance at December 31, 2001	1,542

Increase due to new grants	310
Decrease due to terminations	(514)
Amortization	(1,099)

Balance at December 31, 2002	$239

Increase due to new grants	—
Decrease due to terminations	(128)
Amortization	(111)

Balance at December 31, 2003	$—

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Stockholders’ Equity

As of December 31, 2003, our authorized capital stock consisted of 80,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. The following is a summary description of our capital stock:

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

Marimba has reserved shares of common stock for future issuance as follows:

December 31, 2003
(in thousands)
Exercise of options	11,470
Issuance of common stock under the employee stock purchase plan	1,296

Total	12,766

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

Dividend Policy

Marimba did not declare nor pay any cash dividends on our capital stock during the fiscal years ended December 31, 2003, 2002 and 2001, and does not expect to do so in the foreseeable future. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

7.    Stock Option and Other Employee Benefit Plans

1996 Stock Option Plan

In November 1996, the Board of Directors adopted the 1996 Stock Plan (the “1996 Plan”) for issuance of common stock to eligible participants, and stockholders approved the 1996 plan in March 1997. A total of 6,474,603 shares of common stock were originally reserved for issuance to eligible participants under the 1996 Plan. As of December 31, 2003, a total of 132,523 option shares were outstanding under the 1996 plan. Effective in April 1999 (concurrently with Marimba’s initial public offering), Marimba ceased granting awards under the 1996 Plan. Options granted under the 1996 Plan expire after 10 years. Options under the plan are immediately exercisable; however, shares issued are subject to Marimba’s right to repurchase such shares at the original issuance price, which right lapses in a series of installments measured from the vesting commencement date of the option. Options generally vest and the repurchase rights lapse ratably over a period of three or four years from the date of grant.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Omnibus Equity Incentive Plan

In February 1999, the Board of Directors adopted, and in March 1999 stockholders approved, the adoption of Marimba’s 1999 Omnibus Equity Incentive Plan (the “1999 Omnibus Plan”), and a total of 1,250,000 shares of common stock were originally reserved for issuance to eligible participants under the 1999 Omnibus Plan. As of January 1st of each plan year, annual increases to the share reserve are equal to the lesser of 1,250,000 shares or 4% of the outstanding common stock of Marimba on such date. Effective in September 2001, the stockholders approved an amendment to the 1999 Omnibus Plan which increased the number of shares reserved for issuance under the 1999 Omnibus Plan by the number of shares that are available for issuance under the 1996 Stock Plan, up to a maximum of 2,103,973 shares. As of December 31, 2003, a total of 7,196,870 shares of common stock had been reserved for issuance, 1,281,500 option shares were outstanding and 5,214,954 shares of common stock were available for future grant under the 1999 Omnibus Plan. An additional 1,050,057 shares of common stock were added to the reserve on January 1, 2004. The types of awards that may be made under the 1999 Omnibus Plan to eligible participants are options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. The exercise price for incentive stock options may not be less than 100% of the fair market value of Marimba’s common stock on the date of grant (and 85% for nonstatutory options). In the event of a change in control of Marimba, an option or award under the 1999 Omnibus Plan will become fully exercisable and fully vested if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under the 1999 Omnibus Plan.

In 2003, Marimba repurchased 211,021 shares under this plan.

2000 Supplemental Stock Plan

In March 2000, the Board of Directors adopted the 2000 Supplemental Stock Plan (the “2000 Plan”). A total of 3,500,000 shares of common stock have been originally reserved for issuance to eligible participants under the 2000 Plan. As of December 31, 2003, 2,773,008 option shares were outstanding and 243,528 shares were available for future grant under the 2000 Plan.

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

Method of Exercise:    The option exercise price is typically payable in cash or by check, but may also be payable, at the discretion of the committee, in a number of other forms of consideration.

Termination of Employment:    Awards cease vesting on the date of termination of service or death of the participant. Options granted under the plan generally expire three months after the termination of the optionee’s service to Marimba, except in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or termination of service. However, if the optionee is terminated for cause (i.e. for committing an alleged criminal act or intentional tort against Marimba), that optionee’s options expire upon termination. Restricted shares which have not yet vested are subject to a right of repurchase by the company, generally within 60 days after termination of employment, at the original purchase price of the shares by the participant.

Change of Control:    In the event of a change of control of Marimba (as defined in the plan), then the acquirer may either assume the outstanding awards or substitute equivalent awards. In the event the acquirer fails to assume or substitute awards issued under the plan, all awards will become fully vested and exercisable.

The term of the plan commenced on the date the plan was adopted in March 2000, and will end on September 5, 2011 unless terminated earlier by the Board of Directors. The plan may be amended or terminated without stockholder approval.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Non-Employee Directors Option Plan

In March 1999, stockholders approved the adoption of Marimba’s Non-Employee Directors Option Plan (the “Directors Plan”), and a total of 150,000 shares of common stock were originally reserved for issuance under the Directors Plan. As of January 1st of each plan year, the number of shares reserved for issuance is increased automatically to restore the total number of shares available under the Directors Plan to 150,000 shares. At December 31, 2003, a total of 360,000 shares of common stock had been reserved for issuance, 282,500 option shares were outstanding and 37,500 shares of common stock were available for future grant under the Directors Plan. In January 2004, an additional 112,500 shares were reserved under this plan. Under the Directors Plan, as amended in September 2001:

•	each non-employee director who becomes a member of the Board of Directors is automatically granted an option to purchase 30,000 shares upon becoming a director. The option vests 50% upon each of the two anniversaries following the date of grant, provided that the director has served continuously on the Board;

•	beginning two years after receipt of the initial grant described above, each incumbent non-employee director automatically will be granted an option to purchase 10,000 shares at the date of each annual stockholders meeting if the director is serving on the Board of Directors at the time of such meeting. The option vests in full one year from the date of grant, provided that the director has served continuously on the Board during such period; and

•	each incumbent non-employee director who is a member of a committee of the Board will automatically be granted an option to purchase 2,500 shares for each committee on which the director is serving. The option vests in full one year from the date of grant, provided that the director has served continuously on the applicable committee during such period.

The exercise price for each option grant is equal to the fair market value per share of common stock on the option grant date. In the event of a change of control of Marimba, the vesting of each option that is not assumed by the acquirer will accelerate as to 100% of the unvested shares. If the acquirer assumes the option but the holder does not become a director of the acquirer, then the vesting of the option will accelerate as to 50% of the unvested shares.

Stock Option Exchange

During the period from April 27 to July 23, 2001, Marimba offered a voluntary stock option exchange program to its employees, and a total of 1,369,500 shares of the Marimba’s common stock were accepted for exchange under the program. Members of our Board of Directors and our executive officers, however, were not eligible to participate in the program. Under the program, Marimba employees were given the opportunity, if they so chose, to cancel outstanding stock options previously granted to them at an exercise price of at least $7.50 per share, in exchange for new options to be granted no earlier than six months and one day after July 23, 2001; provided, however, that options granted on or after January 23, 2001 (even if they had an exercise price under $7.50 per share) also were required to be exchanged if the option holder chose to exchange one or more options granted prior to January 23, 2001 at an exercise price of at least $7.50 per share. The number of shares subject to the new options were determined by applying an exchange ratio in the range of 1:1 to 1:2 (i.e., one new option share for every two canceled option shares) based on the exercise price of the canceled option. On January 25, 2002, new options to purchase a total 829,452 shares of Marimba’s common stock were granted under the 2000 Plan in exchange for the canceled options accepted for exchange under the program. The exercise price of these new options is $3.10 per share, the closing price of Marimba’s common stock on the Nasdaq National Market on the date of grant. The exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and did not result in any additional compensation charges or variable plan accounting.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of Marimba’s stock option activity for all of its option plans and other option grants is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at January 1, 2001	2,768,518	6,599,353	$16.01

Authorized	1,380,879
Granted	(4,614,250)	4,614,250	2.83
Exercised		(322,574)	1.84
Repurchased	103,693	—	—
Canceled	4,599,805	(4,599,805)	17.42

Balance at December 31, 2001	4,238,645	6,291,224	5.77

Authorized	1,050,658
Granted	(2,536,352)	2,536,352	2.42
Exercised		(297,916)	0.0001
Repurchased	1,438	—	6.51
Canceled	2,504,869	(2,504,869)	7.68

Balance at December 31, 2002	5,259,258	6,024,791	4.35

Authorized	1,080,550
Granted	(1,015,650)	1,015,650	3.12
Exercised		(894,339)	0.9321
Canceled	1,676,571	(1,676,571)	3.67

Balance at December 31, 2003	7,000,729	4,469,531	$4.44

The following table details outstanding and exercisable options as of December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$1.25–$1.50	535,903	8.56	$1.38	185,433	$1.39
1.58– 2.45	626,203	8.03	2.27	382,761	2.36
2.50– 2.52	537,000	7.63	2.51	304,382	2.50
2.58– 3.00	177,500	8.70	2.71	74,000	2.61
3.02– 3.02	504,000	9.41	3.02	0	0.00
3.03– 3.10	453,817	8.07	3.10	382,402	3.10
3.25– 4.87	538,833	7.37	4.42	316,118	4.62
5.12– 5.25	718,400	7.30	5.21	522,285	5.21
7.62–39.62	375,875	6.03	17.87	352,871	18.13
46.00–46.00	2,000	6.22	46.00	1,875	46.00

Total	4,469,531	7.86	$4.44	2,522,127	$5.54

As of December 31, 2003, 2002 and 2001, 2.5 million, 2.8 million, and 758,000 options were vested and exercisable with weighted average exercise prices of $5.54, $5.46 and $18.16 per share, respectively.

1999 Employee Stock Purchase Plan

In February 1999, the Board of Directors adopted, and in March 1999 the stockholders approved Marimba’s 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). The 1999 Purchase Plan initially provided for a total of 500,000 shares of common stock reserved for issuance. As of January 1st of each plan year, annual increases to the share reserve are to equal the lesser of 500,000 shares or 2% of the outstanding common stock of Marimba on such date. A total of 2,417,424 shares of common stock were reserved for issuance under the 1999 Purchase Plan as of December 31, 2003, and an additional 500,000 shares of common stock were added to the reserve on January 1, 2004. The 1999 Purchase Plan permits eligible employees to acquire shares of Marimba’s common stock through periodic payroll deductions

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of up to 10% of base cash compensation. No more than 4,000 shares may be purchased by each employee on any purchase date. Each offering period has a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Marimba’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. For the years ended December 31, 2003, 2002, and 2001a total of 366,662 shares at an average price of $1.36, 285,077 shares at an average price of $1.30 and 338,076 shares at an average price of $2.12, respectively, were issued under the 1999 Purchase Plan.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

We utilize the intrinsic value-based method to account for all of our stock-based benefit plans. Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if Marimba had accounted for its employee stock-based benefit plans under the fair value method of that statement.

The fair value of each option granted through December 31, 2003 was estimated on the date of grant using the Black-Scholes method. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because Marimba’s stock-based awards have characteristics significantly different from those in traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards. The fair value of Marimba’s stock-based awards was estimated using the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	4%	4%	4%
Expected life	3 years	3 years	3 years
Volatility	105%	114%	126%
Dividend yield	—	—	—

The weighted average fair value of options granted was $3.14, $2.54, and $3.36 pre share for the years ended December 31, 2003, 2002 and 2001, respectively.

The fair value of shares granted under the 1999 Purchase Plan was estimated using the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	4%	4%	4%
Expected life	2 years	2 years	2 years
Volatility	105%	114%	126%
Dividend yield	—	—	—

The effects of applying FAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years.

8.    Income Taxes

Marimba’s provision for income taxes for the year ended December 31, 2003 consists primarily of federal alternate minimum taxes, state income and franchise taxes, and foreign taxes. For the years ended December 31 2002 and 2001, provision for income taxes consists primarily of state income and franchise taxes and foreign taxes.

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Marimba’s deferred tax assets are as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$16,588	$17,700
Research credit carryforwards	4,100	1,780
Tax basis over book basis	2,480	—
Deferred revenue	451	3,600
Capitalized research and development costs	1,077	1,300
Other	597	1,960

Total deferred tax assets	25,293	26,340
Valuation allowance	(25,293)	(26,340)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $1.0 million during 2003 as compared to an increase of $7.1 million during 2002.

As of December 31, 2003, Marimba had net operating loss carryforwards for federal income tax purposes of approximately $46.0 million, that expire in the years 2011 through 2023, and research and development tax credits of approximately $4.1 million, that expire in the years 2018 through 2023. Utilization of Marimba’s net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

Provision for Income Taxes

Income before taxes and the provision for taxes consisted of the following:

	Year Ended December 31,
	2003	2002	2001
Income (loss) before taxes:
U.S.	$2,871	$(10,974)	$(11,443)
Non–U.S.	249	199	155

Total Income (loss) before taxes	$3,120	$(10,775)	$(11,288)

Provision for taxes:
Federal:
Current	10	—	—
Deferred	—	—	—

	10	—	—
State:
Current	35	14	39
Deferred	—	—	—
Non U.S.:
Current	80	65	160
Deferred	—	—	—

Total State and Non-U.S.	114	79	199

Total provision for taxes	125	79	199

Effective tax rate	4%	(0.7)%	(1.8)%

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

	Year Ended December 31,
	2003	2002	2001
Statutory federal income tax rate	34%	34%	34%
Increase (reduction) in rate resulting from state taxes, net of federal benefits	0.7	(0.1)	(0.2)
Non-U.S. income taxed at different rates	(0.1)	—	(1.0)
Stock compensation deduction	(13.4)	—	—
Other permanent differences	2.4	(4.1)	(7.1)
Change in valuation allowance due to carry-over temporary differences	(15.8)	11.8	2.6
Current utilization of net operating loss	(4.2)	(42.3)	(30.1)
Other (for federal alternate minimum taxes and prior year state taxes	0.4	—	—

Income tax rate	4%	(0.7)%	(1.8)%

9.    Legal Matters

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

MARIMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Related Party Transaction

In 2001, Marimba executed a software license agreement in the amount of $443,000 with a customer, whose chief executive officer is a member of Marimba’s board of directors. All amounts under this license agreement were collected in full as of December 31, 2001.

11.    Restructuring

In April 2001, Marimba eliminated approximately 20% of its workforce, or 60 employees and independent contractors across all company departments. Marimba recorded a charge of $789,000 in the second quarter of 2001 related to the restructuring plan. Of this amount, $666,000 of the restructuring accrual was reduced by cash payments made during the year ended December 31, 2001 and the remaining balance of $123,000 was reversed out in 2002 once Marimba determined that all outstanding obligations had been settled.

In July 2002, Marimba approved a restructuring plan that eliminated approximately 12% of its workforce, or 24 employees, across all company departments. Marimba recorded a restructuring charge of $200,000 in connection with this plan, which consisted of severance and benefits related to the workforce reduction. All accrued expenses were paid out during 2002.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures as of December 31, 2003, concluded that our disclosure controls and procedures were effective for this purpose.

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

PART III

The information required by this Part III will be provided in our definitive proxy statement for our 2004 Annual Meeting of Stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2003, and is incorporated herein by this reference to the following extent:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference from the sections of the Proxy Statement entitled “Proposal No. 1—Election of Directors”, “Corporate Governance” and “Section 16(a) beneficial Ownership Reporting Compliance.”

Effective October 8, 2003, John R. Harding was appointed as a director of Marimba.

Effective January 1, 2004, Eric J. Keller was appointed as the Chairman of the Board of Marimba.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the section entitled “Principal Accountant Fees and Services” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

See the Consolidated Financial Statements and Supplementary Data beginning on page 31 of this Form 10-K.

(2)  Financial Statement Schedules

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(3)  Exhibits required by Item 601 of Regulation S-K.

See Exhibit Index of this Form 10-K, which is incorporated into Item 15 by reference, for the exhibits filed as part of or incorporated by reference into this Form 10-K.

(b)	Reports on Form 8-K

On October 28, 2003, we furnished a report on Form 8-K to report under Item 12 regarding our issuance of a press release announcing our financial results for the quarter ended September 30, 2003 and the holding of a conference call regarding those financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIMBA, INC.

Date: March 15, 2004	By:	/s/ Andrew Chmyz
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities and on the dates indicated:

	Title	Date
PRINCIPAL EXECUTIVE OFFICER:

/s/ RICHARD C. WYCKOFF Richard C. Wyckoff	President and Chief Executive Officer	March 15, 2004

PRINCIPAL FINANCIAL/ACCOUNTING OFFICER:

/s/ ANDREW CHMYZ Andrew Chmyz	Vice President, Finance and Chief Financial Officer	March 15, 2004

	Title	Date
ADDITIONAL DIRECTORS:

/s/ ERIC J. KELLER Eric J. Keller	Chairman of the Board and Director	March 15, 2004

/s/ ANEEL BHUSRI Aneel Bhusri	Director	March 16, 2004

/s/ JOHN R. HARDING John R. Harding	Director	March 15, 2004

/s/ RAYMOND J. LANE Raymond J. Lane	Director	March 16, 2004

/s/ DOUGLAS J. MACKENZIE Douglas J. Mackenzie	Director	March 15, 2004

/s/ KIM K. POLESE Kim K. Polese	Director	March 15, 2004

/s/ STEPHEN E. RECHT Stephen E. Recht	Director	March 15, 2004

MARIMBA, INC.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the registrant, as filed with the Delaware Secretary of State on May 5, 1999.	S-1	333-72353	3.3	2/12/99
3.2	Amended and Restated Bylaws of the registrant, as adopted on September 10, 1999.	10-K		3.2	3/28/01
4.1	Form of certificate representing shares of the registrant’s common stock.	S-1	333-72353	4.2	4/7/99
10.1+	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1	333-72353	10.1	4/7/99
10.2+	1999 Omnibus Equity Incentive Plan, as amended to date.					x
10.3+	Forms of agreements under the 1999 Omnibus Equity Incentive Plan.	10-Q		10.1	11/1/01
10.4+	1999 Employee Stock Purchase Plan, as amended to date.	10-Q		10.1	4/29/03
10.5+	International Employee Stock Purchase Plan, as amended to date.	10-Q		10.2	4/29/03
10.6+	1999 Non-Employee Directors Option Plan and form of agreement thereunder, as amended to date.					x
10.7+	2000 Supplemental Stock Plan and forms of agreements thereunder, as amended to date.	10-K		10.6	3/28/03
10.8+	Forms of Employee Incentive Agreement, entered into by the registrant with certain of its executive officers.	10-K		10.7	3/28/03
10.9+	2003 Officers Incentive Plan.	10-Q		10.1	7/29/03
10.10+	2003 Officers Incentive Plan—Sales Vice Presidents.	10-Q		10.2	7/29/03
10.11+	Transition and Consulting Agreement between Kim Polese and the registrant dated November 14, 2003.					x
10.12	Lease between ilicon, Inc. and the registrant dated February 27, 2000.	10-K		10.17	3/27/00
10.13	Addendum 1 dated June 4, 2003 to Lease between ilicon, Inc. and the registrant dated February 27, 2000.	10-Q		10.3	7/29/03
21.1	List of subsidiaries of the registrant.					x
23.1	Consent of Ernst & Young LLP, Independent Auditors.					x

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
24.1	Power of Attorney (see signature page).					x
31.1	Section 302 Certification of Principal Executive Officer.					x
31.2	Section 302 Certification of Principal Financial Officer.					x
32.1	Section 906 Certification of Chief Executive Officer and President.					x
32.2	Section 906 Certification of Vice President, Finance and Chief Financial Officer.					x

+	Indicates a management contract or compensatory plan or arrangement.