Form 10-K/A
period 2003-12-31
MARIMBA INC
filed 2004-04-22
CIK 1078295

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2004 solely for the purpose of providing information required by Part III of Form 10-K. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

MARIMBA, INC.

TABLE OF CONTENTS

PART III

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our directors and executive officers, their ages as of March 31, 2004, their current positions and offices held with Marimba and certain biographical information are set forth below.

Name	Age	Positions and Offices Currently Held
Eric J. Keller	51	Chairman of the Board
Richard C. Wyckoff	44	President, Chief Executive Officer and Director
Aneel Bhusri	38	Director
John R. Harding	49	Director
Raymond J. Lane	57	Director
Douglas J. Mackenzie	44	Director
Kim K. Polese	42	Director
Stephen E. Recht	52	Director
Andrew Chmyz	36	Vice President, Finance and Chief Financial Officer
Kiarash Behnia	32	Chief Technology Officer
Fritz K. Koehler	39	Vice President, General Counsel and Secretary
Bryant K. Macy	38	Vice President, Product Marketing
Richard E. Novak	48	Vice President, North American Sales
Craig R. Parks	38	Vice President, Business Development
Adrian G. Rayner	52	General Manager, European Sales and Operations
Simon Wynn	38	Vice President, Engineering and Customer Care

Eric Keller has served as a director of Marimba since July 2001. From September 2003 to present and from August 2001 to September 2002, Mr. Keller has been employed as a consultant and interim executive officer to private technology-based companies. From October 2002 to September 2003, he served as president and chief executive officer of Endovasix, Inc., a medical device company. From February 2000 to July 2001, Mr. Keller served as chief financial officer of Corio Inc., an enterprise application service provider. Prior to joining Corio, from January 1996 to June 1999, Mr. Keller served as chief financial officer at Aspect Communications Corporation, a provider of business communications solutions. Mr. Keller holds a B.S. degree from Cornell University and an M.B.A. degree from the University of California at Berkeley.

Richard Wyckoff has served as president, chief executive officer and a director of Marimba since July 2001, and served as Marimba’s senior vice president, marketing from September 2000 to July 2001. Before joining Marimba, Mr. Wyckoff served as senior vice president of marketing with Zland.com, Inc., a website hosting and applications company, from August 1999 to July 2000. From September 1995 to August 1999, Mr. Wyckoff was vice president of corporate marketing and services product marketing at Cadence Design Systems, Inc., an electronic design automation company. Mr. Wyckoff received his B.A. degree in communications, and his M.A. degree in mass media, from the University of California at Santa Barbara.

Aneel Bhusri has served as a director of Marimba since February 1999. Mr. Bhusri has been a general partner at Greylock Management Corporation, a venture capital firm, since April 1999. Mr. Bhusri served as the senior vice president of product strategy, business development and marketing for PeopleSoft, Inc., an enterprise application software company from April 1997 to March 1999. Prior to holding this position at PeopleSoft, Mr. Bhusri served as senior vice president of product strategy for PeopleSoft from November 1995 to April 1997, as vice president of product strategy from April 1995 to November 1995, and as director of product strategy from August 1993 to April 1995. Mr. Bhusri serves on the board of directors of PeopleSoft and several private technology-based companies. Mr. Bhusri received his B.S. degree in electrical engineering and his B.A. degree in economics from Brown University, and his M.B.A. degree from Stanford University.

John Harding has served as a director of Marimba since October 2003. Mr. Harding has been chairman, president and chief executive officer of eSilicon Corporation, a fabless custom semiconductor company, since March 2000. From October 1998 to April 1999, Mr. Harding served as president and chief executive officer of Cadence Design Systems, Inc., an electronic design automation company, and from May 1997 to October 1998, he served as Senior Vice President, Business Units of Cadence. From December 1994 to May 1997, Mr. Harding served as president and chief executive officer of Cooper & Chyan Technology, an electronic design automation software tool company, which was acquired by Cadence in May 1997. Mr. Harding also serves on the board of directors of eSilicon. Mr. Harding received his B.A. degrees in economics and chemistry from Drew University.

Raymond Lane has served as a director of Marimba since October 1997. Mr. Lane has been a general partner with Kleiner Perkins Caufield & Byers, a venture capital firm, since September 2000. From July 1996 to July 2000, Mr. Lane served as the president and chief operating officer of Oracle Corporation, a database and applications software company. Before his position as president and chief operating officer, Mr. Lane served as the executive vice president of worldwide operations for Oracle from June 1992 to July 1996, and was a director of Oracle from June 1995 to October 2000. Mr. Lane is also a director of Quest Software, Inc., See Beyond Technology Corporation and FreeMarkets, Inc., as well as a member of the board of trustees of Carnegie Mellon University, West Virginia University and Special Olympics International. Mr. Lane also serves as a director of several private technology-based companies. Mr. Lane received his B.S. degree in mathematics from West Virginia University.

Douglas Mackenzie has served as a director of Marimba since August 1996. Since June 1989, Mr. Mackenzie has been employed with Kleiner Perkins Caufield & Byers, a venture capital firm, of which he has been a general partner since 1994. Mr. Mackenzie serves on the board of directors of E.piphany, Inc. and a number of private technology-based companies. Mr. Mackenzie received his B.A. degree in economics and his M.S. degree in industrial engineering from Stanford University and his M.B.A. degree from Harvard University.

Kim Polese has served as a director of Marimba since its inception in February 1996. Ms. Polese served as chairman of Marimba from July 2000 to December 2003, and as president and chief executive officer from February 1996 through July 2000. Before co-founding Marimba, Ms. Polese served in several marketing positions at Sun Microsystems, an enterprise networking company, from January 1989 until January 1996, most recently as senior product manager. Ms. Polese also serves as a director for a private technology-based company. Ms. Polese received her B.A. degree in biophysics from the University of California at Berkeley.

Stephen Recht has served as a director of Marimba since August 2003. Mr. Recht has been chief operating officer of Skystream Networks, a provider of video networking systems, since October 2003 and served as its chief financial officer and vice president, operations from September to October 2003. From June 2002 to August 2003, Mr. Recht served as chief executive officer of Brience Inc., a wireless software applications company, and from July 2001 to June 2002, served as chief financial officer of Brience. From April 2000 to May 2001, he served as chief financial officer of Allegis Corporation, an application service provider for partner relationship management software solutions. Following the acquisition of NetGravity Corporation, a provider of solutions for the management of internet advertising, by DoubleClick Corporation, an application services company to the internet advertising industry, Mr. Recht served as vice president, finance of the Technology Solutions Group at DoubleClick from October 1999 to April 2000. Mr. Recht served as chief financial officer of NetGravity from November 1996 to October 1999. Mr. Recht received his B.A. degree in economics from Stanford University and his M.B.A degree from the Wharton School of Business at the University of Pennsylvania.

Andrew Chmyz has served as Marimba’s vice president, finance and chief financial officer since February 2003, and served as Marimba’s acting vice president, finance and chief financial officer from July 2002 to February 2003 and as director of finance and investor relations from April 2002 to July 2002. Before joining Marimba, he served as corporate controller of Homestead Technologies, Inc. (a website software and hosting company) from September 1999 to March 2002, and as chief financial officer of Innerstep B.S.E. (a contract electronics manufacturing company) from June 1998 to September 1999 and as corporate controller of Innerstep from July 1996 to June 1998. Mr. Chmyz received his B.A. degree in political science from Yale University and his M.B.A. degree from Santa Clara University.

Kiarash Behnia has served as Marimba’s chief technology officer since August 2002. He served as vice president of marketing for Marimba from July 2001 to August 2002, as vice president of product management from January 2001 to July 2001, as director of technology from January 1999 to January 2001, and as a senior systems engineer from February 1997 to January 1999. Before joining Marimba, he served as a system engineer with Tivoli Systems, a systems management software company, from June 1995 to February 1997. Mr. Behnia received his B.A. degree in computer science from the University of California at Davis.

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

Bryant Macy has served as Marimba’s vice president of product marketing since March 2004. Before joining Marimba, he served as a Rational web services manager at IBM Corporation (an information technology company) from February 2003 to January 2004. From April 2001 to February 2003, he served as senior director of web services for Rational Software Corporation (an enterprise software company), which was acquired by IBM in February 2003. From October 1999 to April 2001, he served as vice president of product management for Catapulse, Inc. (a hosted development service company for professional software teams), which was spun out of Rational Software in October 1999 and then acquired by Rational Software in April 2001. From October 1998 to October 1999, Mr. Macy served as director of product marketing for Rational Software. Mr. Macy received his B.S. degree in mechanical engineering from the University of Illinois.

Richard Novak has served as Marimba’s vice president of North American sales since January 2003, and served as vice president of sales for Marimba’s U.S. Western region from June 2002 to January 2003. Before joining Marimba, he served as vice president and general manager, Western region for Net Perceptions, Inc. (a business intelligence software company) from March 1999 to January 2001, and as vice president, Western region for MicroStrategy, Inc. (a business intelligence software company) from February 1996 to March 1999. Mr. Novak received his B.S. degree in business administration and marketing from Southern Illinois University.

Craig Parks has served as Marimba’s vice president of business development since February 2004. He served as vice president of customer services for Marimba from October 2001 to February 2004, vice president of strategic initiatives from January 2001 to October 2001, vice president of field services from April 1999 to December 2000, and director of systems engineering and consulting from January 1997 to April 1999. Before joining Marimba, he served as a director of systems engineering with Tivoli Systems, a systems management software company. Mr. Parks received his B.S. degree in mechanical engineering from California Polytechnic State University, San Luis Obispo. Mr. Parks has resigned from Marimba effective May 31, 2004.

Adrian Rayner has served as Marimba’s general manager of European sales and operations since January 2003, and served as vice president and managing director of Europe for Marimba from May 2001 to December 2002. Before joining Marimba, he served as vice president, European operations for Calico Commerce, Inc., an enterprise software company, from October 2000 to April 2001 and served as vice president, Europe for IntelliCorp, Inc., a business applications company, from January 1993 to April 2001. Mr. Rayner received his B.S. degree in electronics from King’s College, University of London.

Simon Wynn has served as Marimba’s vice president of engineering and customer care since February 2004. He served as vice president of engineering of Marimba from August 2002 to February 2004, as chief technology officer from April 2001 to July 2002, as a director of engineering from July 2000 to March 2001, as an engineering manager from October 1999 to July 2000, and as a staff software engineer from September 1998 to September 1999. Before joining Marimba, he served as a member of the principle technical staff at Oracle Corporation, a database and applications software company, from March 1995 to August 1998. Mr. Wynn received his B.S. degree in electronics and communications engineering from the University of North London, United Kingdom.

Audit Committee Financial Expert

Marimba’s Board of Directors has determined that Mr. Recht is an “audit committee financial expert” as defined by SEC regulations, and is “independent” as defined in Nasdaq Rule 4200(a)(15).

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, which require them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their 2003 fiscal year transactions in the common stock and their common stock holdings and (ii) written representations received from certain of such persons, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our Board members, executive officers and greater than ten-percent stockholders.

Code of Ethics and Code of Conduct

We have adopted a “Code of Ethics for Senior Financial Officers” that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted on our website. The Internet address for our website is www.marimba.com, and the code of ethics may be found by first clicking on “Investor”, then on “Corporate Governance”. We intend to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

In addition, we have also adopted a “Code of Business Conduct” meeting the requirements of the rules of The Nasdaq Stock Market. This code of conduct is applicable to employees generally, including the senior financial officers listed above. This code of conduct covers a variety of topics, ranging from accounting and SEC reporting matters, to conflicts of interest and use of company resources, to employment and harassment policies. This code of conduct is also available on our website at the address and location specified in the preceding paragraph.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned during the last three fiscal years by (i) Marimba’s Chief Executive Officer during fiscal year 2003 and (ii) the four other most highly compensated executive officers who were serving as executive officers of Marimba as of December 31, 2003 (collectively, the “Named Officers”), each of whose aggregate compensation for 2003 exceeded $100,000 for services rendered in all capacities to Marimba and its subsidiaries.

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position During 2003	Year	Salary($)	Bonus($)(1)	Other Compensation($)		Restricted Stock Awards($)		Securities Underlying Options(#)
Richard C. Wyckoff	2003	$250,000	$70,000	—		—		—
President and CEO	2002	250,000	—	—		—		—
	2001	237,427	17,500	—		$551,228	(2)	400,000

Andrew Chmyz	2003	186,875	34,500	—		—		—
Vice President, Finance and Chief Financial Officer	2002	119,583	—	—		—		150,000

Richard E. Novak	2003	200,000	168,594	2,000	(3)	—		100,000
Vice President, North American Sales

Adrian G. Rayner	2003	267,849	100,536	26,785	(3)	—		40,000
General Manager, European Sales and Operations

Craig R. Parks	2003	213,750	20,125	—		—		—
Vice President, Customer Services	2002	222,588	—	—		—		—
	2001	217,500	24,603	—		(4)		—

(1)	Bonus amounts for a particular year include amounts earned but not paid in that year, and such amounts are not included in the year in which they were actually paid.
(2)	Mr. Wyckoff received a restricted stock award of 225,000 shares on July 24, 2001, which had a fair market value on that date of $2.45 per share and for which he paid the par value of $.0001 per share. As of December 31, 2003, he held 137,263 of such shares which had a value of $754,948 based on the fair market value of Marimba’s common stock on December 31, 2003 of $5.50 per share. As of December 31, 2003, the shares were fully vested.
(3)	Automobile allowance.
(4)	Mr. Parks received a restricted stock award of 100,000 shares on December 7, 2000, which had a fair market value on that date of $4.875 per share and for which he paid the par value of $.0001 per share. As of December 31, 2003, he held all of such shares which had a value of $550,000 based on the fair market value of Marimba’s common stock on December 31, 2003 of $5.50 per share. As of December 31, 2003, the shares were fully vested.

Option Grants in Last Fiscal Year

The following table contains information concerning the stock option grants made to each of the Named Officers for 2003. No stock appreciation rights were granted to these individuals during such year. Each of the options below was granted pursuant to Marimba’s 1999 Omnibus Equity Incentive Plan. The exercise price of each option is equal to the fair market value of our common stock as valued by the Board of Directors on the date of grant. Each option vests as to 25% of the shares after one year from the vesting commencement date and as to 1/48 of the shares each month thereafter. The plan provides that the vesting of these options shall accelerate in the event of an acquisition of Marimba unless the acquiring entity assumes the outstanding options. Vesting also accelerates in specified circumstances as described under “Employment, Severance and Change of Control Arrangements” below. The options have a maximum term of 10 years from the option grant date, subject to earlier termination in the event of the optionee’s cessation of service with Marimba. The percentage of total options granted is based on an aggregate of 1,015,650 option shares granted to our employees during 2003.

The table sets forth hypothetical gains or “option spreads” that would exist for the options at the end of their respective 10-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the option terms. These assumed rates are mandated by the rules of the SEC, and do not represent Marimba’s prediction of its stock price performance. Actual gains, if any, on option exercises are dependent on the future performance of Marimba common stock.

	Individual Grants(1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)
Name	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees In Fiscal Year(1)	Exercise Price Per Share($/sh)	Expiration Date	5%	10%
Richard C. Wyckoff	—	—	—	—	—	—
Andrew Chmyz	—	—	—	—	—	—
Richard E. Novak	100,000	9.9%	$3.02	5/29/2013	$189,958	$481,388
Adrian G. Rayner	40,000	3.9%	$3.02	5/29/2013	75,983	192,555
Craig R. Parks	—	—	—	—	—	—

Aggregated Fiscal Year-End Option Values

The following table contains information concerning stock option exercises by each of the Named Officers for 2003 and stock option values at year-end 2003 for each of the Named Officers. The values represent the difference between the aggregate fair market value of a share of Marimba common stock, based on the closing price of Marimba common stock on December 31, 2003 of $5.50 per share, and the exercise price per share, multiplied by the number of shares issuable upon exercise of the option. These values have not been, and may never be, realized.

			Number of Securities Underlying Unexercised Options at Fiscal Year End(#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($) (1)
Name	Number of Shares Acquired on Exercise(#)	Value Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard C. Wyckoff	—	—	424,478	200,522	$770,701	$485,549
Andrew Chmyz	5,000	$21,755	51,249	93,751	193,881	364,964
Richard E. Novak	—	—	37,500	162,500	150,000	498,000
Adrian G. Rayner	75,000	192,990	2,500	82,500	7,450	225,850
Craig R. Parks	—	—	254,166	55,834	105,417	27,084

Director Compensation

Fees.    Beginning in the fourth quarter of our fiscal 2003, we began providing non-employee directors a quarterly retainer of $2,500, each committee member a quarterly retainer of $1,250 for each committee on which such person serves and the chairman of the Audit Committee an additional quarterly retainer of $1,250. Each director may elect on an annual basis to receive common stock in lieu of all or a portion of such person’s aggregate quarterly cash retainer. We also reimburse our directors for travel and other related expenses. As of January 1, 2004, Eric Keller became the non-employee chairman of the board of Marimba, and we will provide Mr. Keller a quarterly retainer of $12,500 for serving in such capacity in lieu of any other cash retainers that he may be entitled to receive for Board and committee service.

Prior to fourth quarter 2003, Board members generally had not received compensation for services provided as a director or for committee participation or special assignments of the Board, except for grants of stock options.

Stock Options.    Non-employee directors are eligible for automatic option grants under our 1999 Non-Employee Directors Option Plan (“Directors Plan”). The Directors Plan provides that each person who first joins the Board as a non-employee director will receive at that time an option to purchase 30,000 shares of common stock that vests 50% after each year of the director’s continuous service on the Board, and that each non-employee director who continues to be a director after each annual stockholder meeting will automatically be granted as of the date of that meeting an option for 10,000 shares of common stock that fully vests after one year of the director’s continuous service on the Board. In addition, the Directors Plan provides that each non-employee director who continues to be a member of a Board committee after each annual stockholder meeting will automatically be granted as of the date of that meeting an option to purchase 2,500 shares of common stock for each committee on which the director is serving that fully vests after one year of the director’s continuous service on the applicable committee. The Directors Plan will terminate on February 1, 2009, unless the Board of Directors decides to terminate the Directors Plan sooner.

Pursuant to the Directors Plan, on December 11, 2003 (the date of Marimba’s 2003 Annual Stockholders Meeting), Messrs. Bhusri, Keller, Lane and Mackenzie and Ms. Polese were each automatically granted an option to purchase 10,000 shares of common stock. In addition, Messrs. Bhusri, Keller, Lane, Mackenzie and Recht were each automatically granted an option of 2,500 shares for each committee assignment held by such individual as of December 11, 2003. All such options were granted at an exercise price of $5.23 per share, the fair market value of the common stock on the option grant date. Upon Mr. Recht joining the Board on August 11, 2003 and Mr. Harding joining the Board on October 8, 2003, they were each automatically granted an option under the Directors Plan to purchase 30,000 shares at an exercise price of $3.25 and $3.81 per share, respectively.

Non-employee Board members are also eligible to receive options and be issued shares of common stock under the Marimba’s 1999 Omnibus Equity Incentive Plan, at the discretion of the Compensation Committee. Directors who are also Marimba employees are eligible to receive options and be issued shares of common stock directly under the 1999 Omnibus Equity Incentive Plan, at the discretion of the Compensation Committee, and are also eligible to participate in Marimba’s 1999 Employee Stock Purchase Plan.

On January 1, 2004, in connection with Eric Keller’s appointment as the non-employee chairman of the board of Marimba, he was granted an option under the 1999 Omnibus Equity Incentive Plan to purchase 40,000 shares at an exercise price of $5.50 per share, the fair market value of our common stock on such date.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during 2003 were Messrs. Lane and Mackenzie. Neither of these individuals was at any time during 2003, or at any other time, an officer or employee of Marimba, and neither had any relationship with Marimba requiring disclosure under Item 404 of Regulation S-K. No executive officer of Marimba served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of Marimba’s Board of Directors or Compensation Committee during the 2003 fiscal year.

Employment, Severance and Change of Control Arrangements

The following is a description of the terms and conditions of each employment, severance and change of control contract or arrangement between Marimba and the Named Officers:

Employee Incentive Agreements.    We have entered into employee incentive agreements with each of the Named Officers. These agreements provide for acceleration of vesting of options, severance and other benefits in the event the officer’s employment with Marimba is terminated without cause or constructively terminated within twelve months after a change of control of Marimba. The agreements with Craig Parks and Richard Wyckoff also provided for the acceleration of vesting of restricted stock grants in 2001 that are now fully vested and no longer subject to repurchase by Marimba.

In particular, each agreement provides that in the event an officer’s employment is terminated without cause or constructively terminated, as specified in the agreements, within twelve months after a change of control of Marimba, then:

•	the vesting of options held by the officer on or prior to the date of the agreement will accelerate as to 50% of the unvested shares, with the exception of Richard Novak’s agreement which provides that the vesting of options will accelerate as if he had provided an additional twelve months of company service.

•	the officer will receive a severance payment equal to the number of months of base salary specified in the agreement and payment for COBRA premiums for the same number of months following the date of termination. Mr. Wyckoff’s agreement provides for 12 months of severance, Messrs. Chmyz and Parks’ agreements provide for 9 months of severance, and Mr. Novak’s agreement provides for 6 months of severance. Mr. Rayner’s agreement does not provide for severance in the event of a change of control of Marimba, although Mr. Rayner’s employment agreement provides for severance as described below in “Employment Agreements”.

Employment Agreements.    We extended an offer letter and entered into an employment agreement with Mr. Rayner, General Manager, European Sales and Operations, in 2001. We generally enter into employment agreements with employees residing in the United Kingdom. The arrangement provides for an annual base salary of 150,000 British Pounds, a target annual bonus of 150,000 British Pounds, a stock option grant for 120,000 shares, and other benefits. It also provides that if Mr. Rayner’s employment is terminated by Marimba, with or without cause, he shall be entitled to a three-month notice period, although Marimba has the right to pay the relevant net salary for such period in lieu of notice.

Officer Incentive Plans.    In 2003, bonuses to executive officers were paid pursuant to two incentive plans. The first incentive plan, the 2003 Officers Incentive Plan, provided for a cash bonus payment for certain executives based on and subject to the achievement of company and individual performance objectives for 2003. The amount payable to each individual was determined by multiplying that individual’s target incentive payment by a company performance multiplier ranging from 0-150% (based on revenue and operating profit metrics) and an individual performance multiplier ranging from 0-125% (based on the achievement of individual objectives). Richard Wyckoff, Andrew Chmyz and Craig Parks were paid $70,000, $34,500 and $20,125, respectively, under the 2003 Officers Incentive Plan.

The second plan, the 2003 Officers Incentive Plan-Sales Vice Presidents, provided for bonus payments for executive officers serving primarily as sales management, including Richard Novak and Adrian Rayner. The bonuses were in the form of quarterly commission payments based on and subject to the achievement of quarterly revenue target for each of participant’s region. A minimum percentage of the quarterly revenue target for the applicable quarter had to be exceeded before commissions were to be paid for the quarter, and the payment of commissions for an applicable quarter was not capped. Messrs. Novak and Rayner were paid $168,594 and $100,536, respectively, under the 2003 Officers Incentive Plan-Sales Vice Presidents.

In March 2004, we established the 2004 Officers Incentive Plan and the 2004 Officers Incentive Plan-Sales Vice Presidents which have the same general terms as described above for the similar 2003 plans. Messrs. Wyckoff and Chmyz are eligible to receive an annual cash bonus payment under the 2004 Officer Incentive Plan, and Messrs.

Novak and Rayner are eligible to receive quarterly commission payments under the 2004 Officer Incentive Plan-Sales Vice Presidents. Due to Mr. Parks’ resignation from the company effective May 31, 2004, he is not covered by the 2004 plan.

Stock Options.    Mr. Rayner received a stock option grant in November 2003, and Messrs. Chmyz and Wyckoff each received a stock option grant in March 2004, that provide for 50% acceleration of unvested shares in the event their employment with Marimba is terminated without cause or constructively terminated within twelve months after a change of control of Marimba. Mr. Novak received a stock option grant in November 2003 that provides that in the event his employment with Marimba is terminated without cause or constructively terminated within twelve months after a change of control of Marimba, the vesting of option shares under the option will accelerate as if he had provided an additional twelve months of company service. See also the vesting acceleration that applies to earlier stock option grants to such individuals described above in “Employee Incentive Agreements”.

Options granted under the 1996 Stock Plan, 1999 Omnibus Equity Incentive Plan and the 2000 Supplemental Stock Plan will vest upon an acquisition of Marimba, unless the acquiring company assumes the options or substitutes them with substantially similar options. The Compensation Committee also has the authority under these plans to accelerate the vesting of the shares subject to outstanding options held by the Named Officers. Such acceleration may be conditioned on the optionee’s termination of employment, whether involuntarily or through forced resignation, and may be conditioned upon the occurrence of a merger, reorganization or consolidation or upon a hostile takeover of Marimba.

Indemnification of Directors and Officers and Limitation of Liability

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

In addition, we maintain directors’ and officers’ liability insurance under which our directors and officers are insured against loss (as defined in the policy) as a result of claims brought against them for their wrongful acts in such capacities.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2004, certain information with respect to shares beneficially owned by: (i) each person who is known by Marimba to be the beneficial owner of more than five percent of the outstanding shares of the Marimba common stock; (ii) each of Marimba’s current directors; (iii) each of the executive officers named in the Summary Compensation Table in Item 11 of this report; and (iv) all current directors and executive officers of Marimba as a group.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to the applicable securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 26,362,679 shares of Marimba common stock outstanding as of March 31, 2004. Shares of common stock subject to options exercisable on or before May 30, 2004 (within 60 days of March 31, 2004) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person, but are not treated as outstanding for purposes of computing the percentage ownership of others.

	Shares Beneficially Owned as of March 31, 2004
Name and Address of Beneficial Owner	Number of Shares	Percentage of Class

5% Beneficial Owners

Entities affiliated with Kleiner Perkins Caufield & Byers (1) 2750 Sand Hill Road Menlo Park, California 94025	1,598,124	6.1%

Directors and Named Officers
Eric J. Keller(2)	35,000	*
Richard C. Wyckoff(2)	638,346	2.4
Andrew Chmyz (2)	83,874	*
Richard E. Novak(2)	81,249	*
Adrian G. Rayner(2)	28,333	*
Craig R. Parks(2)	393,166	1.5
Aneel Bhusri(2)	67,500	*
John R. Harding	0	—
Raymond J. Lane(2)(3)	159,971	*
Douglas J. Mackenzie(2)(4)	1,645,264	6.2
Kim K. Polese(2)	1,616,611	6.1
Stephen E. Recht	0	—
All current directors and executive officers as a group (16 persons)(5)	5,351,942	20.3

*	Less than 1% of the outstanding shares of common stock.
(1)	Represents 688,745, 72,453, 76,131 and 760,795 shares of common stock held of record by KPCB Java Fund, L.P., KPCB Information Sciences Zaibatsu Fund II, L.P., KPCB VIII Founders Fund, L.P., and Kleiner Perkins Caufield & Byers VIII, L.P., respectively.

(2)	The following table indicates those persons whose total number of beneficially owned shares includes shares subject to options exercisable within 60 days of March 31, 2004:

Shares Subject to Options
Eric J. Keller	35,000
Richard C. Wyckoff	489,583
Andrew Chmyz	66,874
Richard E. Novak	81,249
Adrian G. Rayner	28,333
Craig R. Parks	279,166
Aneel Bhursi	52,500
Raymond J. Lane	40,000
Douglas J. Mackenzie	40,000
Kim K. Polese	94,444

(3)	Represents 119,971 shares held of record by Mr. Lane and 40,000 shares subject to an option exercisable within 60 days of March 31, 2004. Mr. Lane, a director of Marimba, is not a general partner of any of the Kleiner Perkins Caufield & Byers entities referenced in footnote 1 above.
(4)	Represents 7,140 shares held of record by Mr. Mackenzie, 40,000 shares subject to an option exercisable within 60 days of March 31, 2004, and the 1,598,124 shares held by entities affiliated with Kleiner Perkins Caufield & Byers and described in footnote 1 above. Mr. Mackenzie, a director of Marimba, is a general partner of each of the Kleiner Perkins entities referenced in footnote 1 above. Mr. Mackenzie disclaims beneficial ownership of shares held by the Kleiner Perkins entities except to the extent of his pecuniary interest therein.
(5)	Includes 1,739,015 shares subject to options that are exercisable within 60 days of March 31, 2004.

Equity Compensation Plan Information

The following table gives information about Marimba’s common stock that may be issued upon the exercise of options, warrants and rights under all of Marimba’s existing equity compensation plans as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	1,696,523		$5.85	6,548,946(2)(3)
Equity compensation plans not approved by security holders	2,773.008	(4)	$3.58	243,528(5)(6)
Total	4,469,531		$4.44	6,792,474

(1)	Marimba’s 1999 Omnibus Equity Incentive Plan, 1999 Non-Employee Director Option Plan, 1999 Employee Stock Purchase Plan and International Stock Purchase Plan each contain an “evergreen” provision whereby the aggregate number of shares available for issuance under such plans increases automatically on January 1 of each year (beginning in 2000). The 1999 Omnibus plan increases by the lesser of 1,250,000 shares or 4% of the shares outstanding as of the immediately preceding December 31. The 1999 Director plan increases by the number of shares necessary to restore the reserve of the plan to 150,000. The authorized pool under the 1999 Employee Stock Purchase Plan and International Stock Purchase Plan increases by the lesser of 500,000 shares or 2% of the outstanding common shares on the immediately preceding December 31.

(2)	Represents 5,214,954 shares remaining available for future issuance under Marimba’s 1999 Omnibus Equity Incentive Plan, 37,500 shares under Marimba’s Non-Employee Directors Option Plan, and 1,296,492 shares under Marimba’s 1999 Employee Stock Purchase Plan and International Stock Purchase Plan.
(3)	All of the shares subject to the 1999 Omnibus Incentive Plan may be issued as restricted stock or as stock awards.
(4)	Includes 2,773,008 shares outstanding under Marimba’s 2000 Supplemental Stock Plan.
(5)	Represents 243,528 shares remaining available for future issuance under Marimba’s 2000 Supplemental Stock Plan.

All of the shares subject to the 2000 Supplemental Stock Plan may be issued as restricted stock or as stock awards.

Description of Non-Stockholder Approved Plans.    For a description of the material terms of Marimba’s 2000 Supplemental Stock Plan, see Note 6 of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2003 filed on March 16, 2004.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2003, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which Marimba or any of our subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than compensation agreements and other arrangements, which are described in Item 11 above under the headings “Employment, Severance and Change of Control Arrangements” and “Indemnification of Directors and Officers and Limitation of Liability”.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees

The below table shows the fees that we paid or accrued for the audit and other services provided by Ernst & Young LLP, our independent auditors, for matters relating to the fiscal years ended December 31, 2003 and 2002.

	Year Ended December 31,
	2003	2002
Audit Fees	$269,615	$220,004
Audit-Related Fees	9,300	5,000
Tax Fees	45,938	48,289
All Other Fees	—	—

Total Fees	$324,853	$273,293

Audit Fees.    This category consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.    This category consists of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category included accounting consultations in connection with the settlement of a patent dispute involving Marimba and consultations concerning financial accounting and reporting standards.

Tax Fees.    This category consists of professional services for tax compliance, tax advice and tax planning. The services for the fees disclosed under this category included tax return preparation services and federal, state and foreign tax advice.

All Other Fees.    This category consists of fees for products and services not otherwise covered in the first three categories above. There were no fees under this category for services rendered by our independent auditors in fiscal years 2003 or 2002.

Pre-Approval Policy for Audit and Non-Audit Services Performed by Independent Auditors

The policy of the Audit Committee of our Board of Directors is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee will be provided with sufficient detail regarding each service to be pre-approved, in order to enable the Audit Committee to determine whether providing such service might impair the independence of the auditor. Pre-approval is generally provided annually (or more frequently as determined necessary), and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Interpretations as to whether a particular service to be provided falls within the definition of a service that has already been pre-approved shall be made by the Audit Committee. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee has delegated pre-approval authority to the chairman of the committee, and the chairman must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

See the Consolidated Financial Statements and Supplementary Data beginning on page 31 of the Form 10-K for the year ended December 31, 2003 filed on March 16, 2004.

(2) Financial Statement Schedules

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(3) Exhibits required by Item 601 of Regulation S-K.

See Exhibit Index of this Form 10-K/A for the exhibits filed as part of or incorporated by reference into the Form 10-K for the year ended December 31, 2003 filed on March 16, 2004.

(b)	Reports on Form 8-K

On October 28, 2003, we furnished a report on Form 8-K to report under Item 12 regarding our issuance of a press release announcing our financial results for the quarter ended September 30, 2003 and the holding of a conference call regarding those financial results.

(c)	See Exhibit Index of this Form 10-K/A for the exhibits filed as part of or incorporated by reference into the Form 10-K for the year ended December 31, 2003 filed on March 16, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIMBA, INC.

Date: April 22, 2004	By:	/s/ ANDREW CHMYZ
Andrew Chmyz Vice President, Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the registrant, as filed with the Delaware Secretary of State on May 5, 1999.	S-1	333-72353	3.3	2/12/99
3.2	Amended and Restated Bylaws of the registrant, as adopted on September 10, 1999.	10-K		3.2	3/28/01
4.1	Form of certificate representing shares of the registrant’s common stock.	S-1	333-72353	4.2	4/7/99
10.1+	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1	333-72353	10.1	4/7/99
10.2+	1999 Omnibus Equity Incentive Plan, as amended to date.	10-K		10.2	3/16/04
10.3+	Forms of agreements under the 1999 Omnibus Equity Incentive Plan.	10-Q		10.1	11/1/01
10.4+	1999 Employee Stock Purchase Plan, as amended to date.	10-Q		10.1	4/29/03
10.5+	International Employee Stock Purchase Plan, as amended to date.	10-Q		10.2	4/29/03
10.6+	1999 Non-Employee Directors Option Plan, as amended to date.	10-K		10.6	3/16/04
10.7+	2000 Supplemental Stock Plan and forms of agreements thereunder, as amended to date.	10-K		10.6	3/28/03
10.8+	Forms of Employee Incentive Agreement, entered into by the registrant with certain of its executive officers.	10-K		10.7	3/28/03
10.9+	2003 Officers Incentive Plan.	10-Q		10.1	7/29/03
10.10+	2003 Officers Incentive Plan—Sales Vice Presidents.	10-Q		10.2	7/29/03
10.11+	Transition and Consulting Agreement between Kim Polese and the registrant dated November 14, 2003.	10-K		10.11	3/16/04
10.12	Lease between ilicon, Inc. and the registrant dated February 27, 2000.	10-K		10.17	3/27/00
10.13	Addendum 1 dated June 4, 2003 to Lease between ilicon, Inc. and the registrant dated February 27, 2000.	10-Q		10.3	7/29/03
10.14+	1996 Stock Plan, as amended to date.	SC TO-I		99(D)(I)	4/27/01

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15+	Form of stock option agreement under the 1996 Stock Plan.	SC TO-I		99(D)(II)	4/27/01
21.1	List of subsidiaries of the registrant.	10-K		21.1	3/16/04
23.1	Consent of Ernst & Young LLP, Independent Auditors.	10-K		23.1	3/16/04
24.1	Power of Attorney.	10-K		*	3/16/04
31.1	Section 302 Certification of Principal Executive Officer.	10-K/A				x
31.2	Section 302 Certification of Principal Financial Officer.	10-K/A				x
32.1	Section 906 Certification of Chief Executive Officer and President.	10-K/A				x
32.2	Section 906 Certification of Vice President, Finance and Chief Financial Officer.	10-K/A				x

+	Indicates a management contract or compensatory plan or arrangement.
*	See signature page to Form 10-K.