Form 10-Q
period 2004-03-31
MARIMBA INC
filed 2004-05-14
CIK 1078295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2004 was 26,362,679.

MARIMBA, INC.

MARIMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	March 31, 2004	December 31, 2003
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$14,196	$25,902
Available-for-sale securities	38,654	27,195
Accounts receivable, net of allowances of $434 and $551, respectively	7,191	9,530
Prepaid expenses and other current assets	1,317	876

Total current assets	61,358	63,503
Property and equipment, net	1,563	1,511
Acquired technology	1,109	1,194
Other assets	300	300

	$64,330	$66,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$927	$428
Accrued liabilities	919	945
Accrued compensation	2,217	3,015
Deferred revenue	8,404	8,442

Total current liabilities	12,467	12,830
Deferred rent	216	234
Deferred revenues non-current	156	949

Total long-term liabilities	372	1,183
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, no shares designated, issued and outstanding	—	—
Common stock; $.0001 par value, 80,000 shares authorized, 26,363 and 26,251 shares issued and outstanding, respectively	2	2
Additional paid-in capital	99,790	99,563
Deferred compensation	—	—
Accumulated other comprehensive (loss) income	(117)	(87)
Accumulated deficit	(48,184)	(46,983)

Stockholders’ equity	51,491	52,495

	$64,330	$66,508

(*)	The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

MARIMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Revenues:
License	$3,751	$6,520
Service	4,500	3,611

Total revenues	8,251	10,131
Cost of revenues:
License	265	163
Service	1,318	1,363

Total cost of revenues	1,583	1,526

Gross profit	6,668	8,605
Operating expenses:
Research and development	2,224	2,026
Sales and marketing	4,716	5,302
General and administrative	1,161	1,172
Amortization of deferred compensation	—	54

Total operating expenses	8,101	8,554

Income (loss) from operations	(1,433)	51
Interest income	166	298
Other income, net	82	23

Income (loss) before income taxes	(1,185)	372
Provision for income taxes	16	29

Net income (loss)	$(1,201)	$343

Basic and diluted net income (loss) per share	$(0.05)	$0.01

Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	26,302	25,311

Weighted-average shares of common stock outstanding used in computing diluted net income (loss) per share	26,302	25,452

See accompanying notes.

MARIMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Operating activities:
Net income (loss)	$(1,201)	$343
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	249	375
Amortization of deferred compensation	—	54
Amortization of acquired technology	85	86
Changes in operating assets and liabilities:
Accounts receivable, net	2,339	(2,277)
Prepaid expenses and other current assets	(441)	(81)
Accounts payable	499	(47)
Accrued liabilities	(26)	(290)
Accrued compensation	(798)	238
Deferred revenue	(831)	(253)
Deferred rent	(18)	(2)

Net cash used in operating activities	(143)	(1,854)

Investing activities:
Capital expenditures	(301)	(136)
Purchases of available-for-sale securities	(38,222)	(6,868)
Proceeds from maturities and sales of available-for-sale securities	26,753	15,181

Net cash provided by (used in) investing activities	(11,770)	8,177

Financing activities:
Proceeds from issuance of common stock, net of repurchases	227	(293)
Effect of exchange rate changes on cash	(20)	(5)

Net increase (decrease) in cash and cash equivalents	(11,706)	6,025
Cash and cash equivalents at beginning of period	25,902	11,704

Cash and cash equivalents at end of period	$14,196	$17,729

See accompanying notes.

MARIMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Description of Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared by Marimba, Inc. (“Marimba”, “we”, “our” or “us”) and reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2003 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Marimba’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 16, 2004. Results for the interim periods are not necessarily indicative of results for the fiscal year ending December 31, 2004 or for any future interim or full-year period.

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

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$(1,201)	$343
Weighted-average shares—Basic:
Weighted-average shares of common stock outstanding	26,302	25,356
Less weighted-average shares subject to repurchase	—	(45)

Weighted-average shares—Basic	26,302	25,311
Effect of dilutive securities: Employee stock options	—	141

Weighted average shares—Diluted	26,302	25,452

Net income (loss) per share—Basic	$(0.05)	$0.01

Net income (loss) per share—Diluted	$(0.05)	$0.01

For the three months ended March 31, 2004 and 2003, 4,620,945 and 4,171,007 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share, because the effect was antidilutive.

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

Accounting for Stock-Based Compensation

The following table summarizes relevant information as to reported results under Marimba’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement 123 had been applied (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$(1,201)	$343
Add: Stock-based compensation included in reported net income (loss)	—	54
Deduct: Total stock-based compensation (expense) under SFAS 123	(469)	147

Pro forma net income (loss)	$(1,670)	$544
Basic and diluted net income (loss) per share:
Reported net income (loss) per common share	$(0.05)	$0.01

Pro forma net income (loss) per common share	$(0.06)	$0.02

3.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss), foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$(1,201)	$343
Other comprehensive income (loss):
Change in unrealized gains and losses on available-for-sale securities	(11)	(71)
Foreign currency translation adjustment	(19)	(5)

Comprehensive income (loss)	$(1,231)	$267

4.	Legal Matters

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

5.	Subsequent Events

Merger Agreement with BMC Software, Inc.

On April 29, 2004, we entered into a definitive agreement to be acquired by BMC Software, Inc. (“BMC”). Pursuant to the agreement, upon the closing of the merger, each outstanding share of Marimba’s common stock would be exchanged for the right to receive $8.25 in cash without interest, and outstanding Marimba stock options would be assumed by BMC upon the same terms and conditions, except that each such option will be exercisable for an adjusted number of shares of BMC common stock.

The merger is conditioned upon, among other things, approval by Marimba’s stockholders, clearance under applicable antitrust laws, no pending or threatened litigation seeking to prevent the merger, and other customary closing conditions. We currently expect that the merger will be consummated in the third calendar quarter of 2004. We expect cost associated with the merger to be approximately $3.8 million. In the event the merger is not completed, the costs are expected to be approximately $850,000. In the event that the merger agreement is terminated, then in specified instances, we will be obligated to pay BMC a termination fee of $8.75 million.

Fiduciary Suit

On April 30, 2004, an alleged holder of Marimba’s common stock filed a purported class action lawsuit in California Superior Court for the County of Santa Clara. The complaint names as defendants Marimba, Inc. and each member of our board of directors. The complaint alleges that, in pursuing the transaction with BMC Software and approving the merger agreement, the directors violated their fiduciary duties to the holders of Marimba’s common stock by, among other things, failing to obtain the highest price reasonably available, tailoring the terms of the transaction to meet the needs of BMC Software, engaging in self-dealing and obtaining personal financial benefits not shared equally by the plaintiffs and other stockholders. The complaint also alleges that the merger agreement resulted from a flawed process designed to ensure a sale to one buyer. The complaint seeks a preliminary and permanent injunction to enjoin Marimba from consummating the acquisition until Marimba implements a process to seek a higher price, as well as attorney’s fees and costs and other remedies. Based on our review of the complaint, we believe that the allegations in the complaint are without merit and intend, along with our directors, to defend the lawsuit vigorously.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements, which are subject to safe harbors created under the U.S. federal securities laws. Such statements are based upon current expectations that involve risks and uncertainties. Statements that refer to our proposed acquisition by BMC Software (and the lawsuit filed in connection with this proposed transaction), projections of our future financial performance, anticipated revenue growth, large transaction, profitability, expenses, cash flows, capital needs, competition and market share growth, the development of new products and technologies and market acceptance of such products or technologies, business and sales strategies, developments in our target markets, matters relating to distribution channels and partnerships, proprietary rights, litigation, and other trends in our businesses, may be deemed to be forward-looking statements. In addition, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Marimba’s actual results and the timing of certain events may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results, Liquidity and Capital Resources” below All forward-looking statements in this report are based on information available to Marimba as of the date hereof, and Marimba undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements.

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

Since inception, we have made substantial investments in sales, marketing and research and development to expand and enhance our product lines and increase the market awareness of Marimba and our products. We have incurred significant losses since inception and had an accumulated deficit of approximately $48.2 million at March 31, 2004. We believe that our future success depends in part on our ability to increase our customer base and on growth in our market overall. Accordingly, over the long term, we intend to continue to invest heavily in sales, marketing and research and development.

Our financial results for the first quarter of 2004 did not meet our expectations. Our license revenues were down 42% from the same period in 2003. This was caused primarily by our failure to close large license transactions, as no transaction represented more than 10% of our license revenues during the quarter, as compared to the first quarter of 2003, where two transactions represented over 50% of our license revenues. As we have disclosed previously, we typically generate a significant portion of our license revenue from a relatively small number of large transactions each quarter, and many of these transactions occur near the end of each quarter. A delay or failure to close one or more of these transactions can significantly impact our quarterly license revenues and overall operating results, as occurred during the first quarter of 2004.

In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful, and historical trends that may be drawn from these comparisons should not be relied upon as indications of future performance, growth or financial results.

Proposed Merger with BMC Software

On April 29, 2004, we entered into a definitive agreement to be acquired by BMC Software, Inc. (“BMC”). Pursuant to the agreement, upon the closing, each outstanding share of Marimba common stock would be exchanged for the right to receive $8.25 in cash without interest, and outstanding Marimba stock options would be assumed by BMC upon the same terms and conditions, except that each such option will be exercisable for an adjusted number of BMC common stock.

The merger is conditioned upon, among other things, approval by Marimba’s stockholders, clearance under applicable antitrust laws, no pending or threatened litigation seeking to prevent the merger, and other customary closing conditions. We currently expect that the merger will be consummated in the third calendar quarter of 2004.

Critical Accounting Policies and Estimates

We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operation

The following table sets forth certain statements of operations data as a percentage of total revenues for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Revenues:
License	45.5%	64.4%
Service	54.5	35.6

Total revenues	100.0	100.0
Cost of revenues:
License	3.2	1.6
Service	16.0	13.5

Total cost of revenues	19.2	15.1

Gross margin	80.8	84.9
Operating expenses:
Research and development	26.9	20.0
Sales and marketing	57.2	52.3
General and administrative	14.1	11.6
Amortization of deferred compensation	—	0.5

Operating expenses	98.2	84.4

Income (loss) from operations	(17.4)	0.5
Net income (loss)	(14.6)%	3.4%

The data presented above and elsewhere in this section has been derived from the unaudited consolidated financial statements contained in this report which, in the opinion of management include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 16, 2004.

Revenues

The following table presents selected revenue data for the periods indicated (in thousands except for percentages):

	Three Months Ended March 31,
	2004	2003
Revenues:
License	$3,751	$6,520
Service	4,500	3,611

Total revenues	$8,251	$10,131
Percentage of total revenues:
License	45%	64%
Service	55	36

Total revenues decreased $1.9 million, or approximately 19%, to $8.3 million in the first quarter of 2004 from $10.1 million in the first quarter of 2003. The decrease in total revenues was due primarily to a decrease in license revenues, partially offset by an increase in service revenues, both of which are discussed below.

License Revenues. License revenues decreased $2.8 million, or approximately 42%, to $3.8 million in the first quarter of 2004 from $6.5 million in the first quarter of 2003. As a percentage of total revenues, license revenues decreased to 45% of total revenues in the first quarter of 2004, from 64% in the comparable period of 2003. We generally rely on a small number of relatively large orders each quarter, and these transactions typically represent a large percentage of our license revenues. For example, in the first quarter of 2003, two large transactions represented 50% of our license revenue. The decrease in license revenues for the first quarter of 2004 was due primarily to not closing large orders during the quarter. In the first quarter of 2004, our largest transaction represented less than 10% of our license revenues. We expect large transactions to continue to play an important role in our license revenues going forward.

Included in license revenue was $185,000, which was recognized out of deferred revenue related to an expired reseller contract. The reseller contract was entered into in the fiscal year 1999, and the last sale by this reseller was in the fiscal year 2000. During the quarter ended March 31, 2004, we discovered that we had no future obligation to the reseller and that the contract expired in the quarter ended March 31, 2002. We also determined that the amount is not material to either the quarter ended March 31, 2002 or the fiscal year 2002.

The mix of products sold each quarter can vary significantly from quarter to quarter. The following table presents the license revenues derived from each of our product lines as a percentage of total license revenues for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Percentage of total license revenues:
Desktop/Mobile Management	74%	85%
Server Management	26	15

Service Revenues. Service revenues include support and maintenance, consulting and training. Service revenues in the first quarter of 2004 increased $889,000, or approximately 25%, to $4.5 million, from $3.6 million in the first quarter of 2003. The increase is attributable primarily to an increase in maintenance revenues of $655,000, the result of relatively strong license sales in fiscal 2003 and to a lesser extent to an increase in consulting revenues of approximately $220,000. The increase in service revenues as a percentage of total revenues was due primarily to the decrease in license revenues in the first quarter of 2004.

The following table presents the components of service revenues as a percentage of total service revenues for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Percentage of total service revenues:
Consulting	15%	12%
Support and maintenance	81	83
Training	4	5

International. International revenues represented approximately 24% and 11% of total revenues for the three month period ended March 31, 2004 and 2003, respectively. In absolute terms, international revenues increased by $0.9 million, to $2.0 million in the first quarter of 2004 from $1.1 million in the first quarter of 2003. The increase in international revenues was primarily the result of an increase in international license revenue of $590,000. The following table presents our revenues by region as a percentage of total revenues:

	Three Months Ended March 31,
	2004	2003
Revenues:
United States	76%	89%
Europe	20	10
Other regions	4	1

Costs of Revenues and Gross Profit

Cost of License Revenues and Related Gross Profit. Cost of license revenues consists primarily of cost of third-party software technology that was either integrated into our products or resold by us. Cost of license revenues in the first quarter of 2004 increased $102,000, or approximately 63%, to $265,000 from $163,000 in the first quarter of 2003. The increase was primarily the result of increased costs incurred for third-party software technology that was integrated into our products, partially offset by a decrease in the costs of products resold by us. The following table presents our gross profit on license revenues (in thousands except for percentages):

	Three Months Ended March 31,
	2004	2003
License revenues	$3,751	$6,520
Cost of license revenues	265	163

Gross profit on license revenues	$3,486	$6,357
Gross profit on license revenues as a percentage of license revenues	93%	98%

Cost of Service Revenues and Related Gross Profit. Cost of service revenues includes salaries and related expenses of our customer service and training organizations, consultants and third parties for billable consulting arrangements, and an allocation of certain overhead expenses. Cost of service revenues during the first quarter of 2004 decreased by $45,000, or approximately 3%, to $1.3 million from $1.4 million in the first quarter of 2003. The decrease for the first quarter of 2004 primarily resulted from lower expenses in our training and support organizations as a result of general cost cutting, offset partially by an increase in spending for our outsourced support organization in India.

The following table presents our gross profit on service revenues (in thousands except for percentages):

	Three Months Ended March 31,
	2004	2003
Service revenues	$4,500	$3,611
Cost of service revenues	1,318	1,363

Gross profit on service revenues	$3,182	$2,248
Gross profit on service revenues as a percentage of service revenues	71%	62%

Operating Expenses

Research and Development. Research and development expenses increased $198,000, or approximately 10%, to $2.2 million in the first quarter of 2004 from $2.0 million in the first quarter of 2003. The increase was primarily due to increased headcount and contract resources in our engineering department as we continue to invest in new products.

Sales and Marketing. Sales and marketing expenses decreased $586,000, or approximately 11%, to $4.7 million in the first quarter of 2004 from $5.3 million in the first quarter of 2003. The decrease was primarily due to lower commission expenses as a result of lower license sales, as well as other general cost reductions.

General and Administrative. General and administrative expenses remained virtually flat at $1.2 million in the first quarter of 2004 and in the first quarter of 2003. We expect general and administrative expense to increase significantly during the quarter ended June 30, 2004, due to investment banking, legal and other fees related to our proposed acquisition by BMC.

Amortization of Deferred Compensation. We record the amortization of deferred compensation net of credits resulting from the forfeiture of stock options and repurchase of shares due to employee terminations. Given that our deferred compensation was fully amortized as of June 30, 2003, we did not record any amortization of deferred compensation in the first quarter of 2004, as compared to an expense of $54,000 in the comparable period in 2003. Our deferred compensation charges resulted primarily from stock options granted prior to our initial public offering in April 1999 and restricted stock grants made in 2001 and 2002. All of these stock options and restricted shares were fully vested or were cancelled in 2003, which resulted in no charges incurred for deferred compensation in 2004. We anticipate having no further deferred compensation charges unless we grant additional restricted shares or non-employee stock options in the future or make modifications to the terms of outstanding stock options.

Interest Income and Other Income, Net. Interest income and other income, net, was $166,000 and $298,000 for three months ended March 31, 2004 and 2003, respectively. The decrease in interest income was due primarily to lower interest rates.

Provision for Income Taxes. Our provision for income taxes for the first quarter of 2004 consists of foreign income taxes, and with respect to the first quarter of 2003, the provision consists of state income taxes, franchise taxes, foreign taxes and a provision for federal alternative minimum tax after utilization of available net operating loss carryforwards.

Liquidity and Capital Resources

As of March 31, 2004, our principal sources of liquidity included approximately $14.2 million of cash and cash equivalents, and $38.6 million in available-for-sale securities. Available-for-sale securities consist primarily of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments. These include corporate debt, which have contractual maturities ranging from one to two years.

Cash equivalents consisted of financial instruments, which are readily convertible to cash and have maturities of three months or less at the time of acquisition, including commercial paper, U.S. government and agency securities and money market funds. These investments are recorded at cost, which approximates fair value and are managed by professional investment managers.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses related to these securities are included in Other Comprehensive Income (Loss). Fair market values are based on quoted market prices. When securities are sold, their cost is determined based on the specific identification method. Available-for-sale securities consist of cost of $38.6 million, gross unrealized gain of $20,000 and fair market value of $38.6 million as of March 31, 2004. The following table represents the maturities of our cash and cash equivalents and available-for-sale securities (in thousands):

March 31, 2004

	Three months or less	Between three months and one year	Between one and two years	Total
Cash and cash equivalents	$14,196	—	—	$14,196
Available for sale securities	—	$18,773	$19,881	38,654

Total	$14,196	$18,773	$19,881	$52,850

December 31, 2003

	Three months or less	Between three months and one year	Between one and two years	Total
Cash and cash equivalents	$25,902	—	—	$25,902
Available for sale securities	—	$19,122	$8,073	27,195

Total	$25,902	$19,122	$8,073	$53,097

Net cash used by operating activities for the three months ended March 31, 2004 was approximately $143,000. This was primarily the result of the net loss for the period and a decrease in deferred revenue and accrued compensation, offset by a decrease in accounts receivable and increase in accounts payable. The net cash used in investment activities for the three months ended March 31, 2004 was approximately $11.8 million. This was primarily the result of purchases of available-for-sale securities offset by sales and maturities of available-for-sale securities. The net cash provided by financing activities for the three months ended March 31, 2004 was approximately $227,000. This was primarily the result of employee stock option exercises offset by repurchases of common stock.

In addition, in the event that our proposed business combination with BMC is not completed, the merger agreement requires that we pay BMC a termination fee of $8.75 million in specified circumstances, as described in the merger agreement referenced as an exhibit to this report, including the following: (1) if BMC terminates the merger agreement due to a breach by Marimba, failure of the merger to close by October 31, 2004 or failure by Marimba’s stockholders to approve the merger, and prior to such termination an acquisition proposal was made or publicly disclosed; (2) if we terminate the merger agreement due to failure of the merger to close by October 31, 2004 or failure by Marimba’s stockholders to approve the merger, and prior to such termination an acquisition proposal was made or publicly disclosed; (3) if the agreement is terminated by either party due to failure by Marimba’s stockholders to approve the merger, and within six months we accept an acquisition proposal (regardless of whether such proposal was made or disclosed before the termination); or (4) if BMC terminates the merger agreement due to a change of approval or recommendation of the merger by Marimba’s board, approval of an acquisition proposal by Marimba’s board, a breach of our non-solicitation obligations in the merger agreement or failure to take certain other actions to support the merger.

Even if the merger with BMC does not close and we are required to pay the termination fee of $8.75 million, we currently anticipate that our cash, cash equivalents and available-for-sale securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, it is possible that we could experience unexpected cash requirements that would force us to seek financing, or at some point in the future we may otherwise seek financing to support our long-term operations. In any such event, we may seek to sell additional equity or debt securities or obtain a credit facility. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our existing stockholders would be reduced.

Commitments

Our contractual obligations consist of noncancellable operating lease agreements and a purchase obligation. As of March 31, 2004, future minimum payments under noncancellable operating leases and a minimum purchase obligation are expected to be approximately $3.8 million, and become due as presented in the table below:

Operating Leases and Purchase Obligations
(in thousands)
Less than 1 year	$1,312
1 to 3 years	2,229
4 years and thereafter	271

Total minimum lease payments	$3,812

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

If Our Proposed Business Combination with BMC is not Completed, Our Business and Stock Price May be Adversely Affected

On April 28, 2004, we entered into a definitive agreement to be acquired by BMC. The merger is subject to a number of contingencies, including approval by Marimba’s stockholders, clearance under applicable antitrust laws, no pending or threatened litigation seeking to prevent the merger, and other customary closing conditions, each of which must either be satisfied or waived prior to the closing. Marimba and members of its board of directors have been named in a purported class action lawsuit filed in connection with the proposed transaction, as described in further detail under “Item 1—Legal Proceedings.” Therefore, there is a risk that the merger will not be completed or that it will not be completed in the expected time period. If the merger is not completed or the completion is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	our stock price may fluctuate prior to completion of the merger due to market assessments regarding the expected timing of the merger and risks relating to the completion of the merger, and if the merger is not completed, our stock price may decline significantly, since the current trading price reflects a market assumption that the merger will be completed;

•	we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger;

•	we have and will continue to incur significant expenses related to the merger prior to its closing, including fees paid to an investment bank for a fairness opinion for the merger, legal and accounting fees, that must be paid even if the merger is not completed;

•	depending on the circumstances, we may be obligated to pay BMC a termination fee of $8.75 million, as discussed in greater detail under “Liquidity and Capital Resources” above; and

•	we may experience the additional impacts described in the risk factor below.

In connection with the proposed merger, we will mail to our stockholders and file with the SEC a definitive proxy statement that will contain important information about Marimba, the proposed merger and related matters. We urge you to read the definitive proxy statement when it becomes available.

Our Proposed Transaction with BMC May Adversely Affect Our Results of Operations

In response to our pending merger transaction with BMC, our customers may defer purchasing decisions or elect to switch to other suppliers due to, among other things, competitive issues and uncertainty about the direction of our product offerings following the merger and our willingness to support and service existing products. Uncertainty surrounding the proposed transaction also may have an adverse effect on employee morale and retention. In addition, focus on the merger and related matters has resulted in, and may continue to result in, the diversion of management attention and resources. To the extent that there is uncertainty about the closing of the merger, or if the merger does not close, our business may be harmed to the extent that customers, strategic partners or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of our product and service offerings and strategy on a stand–alone basis. Finally, the merger agreement imposes restrictions on our ability to conduct our business prior to the completion of the merger. Each of these potential impacts, and others, may leave us unable to respond effectively to competitive pressures, industry developments and future opportunities, or may otherwise harm our results of operations going forward.

Our Revenues in Any Quarter Depend on a Small Number of Relatively Large Orders

Our quarterly revenues are especially subject to fluctuation, because they normally depend on the completion of relatively large license transactions. For example, in the first quarter of 2003, two large transactions represented 50% of our license revenue. In the first quarter of 2004, we did not close large transactions, as no transaction represented more than 10% of license revenues, resulting in financial results that were below our expectations. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could continue to be adversely impacted if any large orders are delayed or canceled in any future period.

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

Recent Changes to Our Product Packaging and Pricing May Cause Revenues to Decline

We recently changed the way we package and price our products, allowing our customers to more easily license single solution modules instead of having to license an entire product suite. The pricing of each solution module is significantly lower than the price of an entire product suite. We believe that, over time, the more modular packaging of our products will allow us to sell into more opportunities, and that in the future we will be able to better upsell existing customers who choose to license single solution modules. In the near term, however, if our customers choose to purchase single modules instead of purchasing full suites, this could adversely affect our revenues. Any such decrease in license revenues would adversely impact our gross profits and ultimately our net income.

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

Our Business and Financial Performance Depends on Our Ability to Retain and Attract Key Personnel

Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel. A number of members of our senior management are relatively new to Marimba, and our success will depend in part on the successful assimilation and performance of these individuals.

We may not be successful in attracting qualified senior management personnel or be able to attract, assimilate and retain other key personnel in the future. None of our senior management or other key personnel in the U.S. is bound by an employment agreement. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other companies in the software industry, we face competition for qualified personnel. The uncertainty created by the announcement of the proposed acquisition of Marimba by BMC increases the risk that we could lose key personnel and have difficulty in hiring personnel in general. If we lose senior management or key employees and are unable to replace them with qualified individuals, our business and operating results could be negatively affected.

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

We May Have Difficulty Collecting Amounts Owed to Us

Certain of our existing and proposed customers have experienced credit-related issues. Because a small number of customers account for a large portion of our revenues and cash flow in any given quarter, the credit-

worthiness of our largest customers is critical to our business. At March 31, 2004, one customer represented 13% of net accounts receivable. We perform ongoing credit evaluations of customers, but do not generally require collateral. We grant credit terms to most customers ranging from 30 to 90 days, however in some instances we provide longer payment terms. Should we have more customers than we anticipate with liquidity issues, or if payment is not received on a timely basis, our business, operating results and general financial condition could be seriously harmed.

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

We Are Involved in Securities Litigation and Are At Risk of Additional Similar Litigation

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

We are generally subject to market risks associated with changes in interest rates and foreign currency exchange rates. A brief summary of these risks follows below. For more information, please see our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 16, 2004. We believe there have been no significant changes in our market risk exposure during the three months ended March 31, 2004 as compared to the market risk exposure previously disclosed in our Form 10-K for the year ended December 31, 2003.

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

IPO Securities Litigation. Beginning in April 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Marimba, Inc., certain of its officers and directors, and certain underwriters of the company’s initial public offering (Morgan Stanley & Co., Inc., Credit Suisse First Boston Corp. and Bear Stearns & Co., Inc.) as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation and tie-in arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statement filed in connection with the offering. Marimba and certain of its officers and directors were named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs. Similar complaints have been filed against over 300 other issuers that had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. In July 2002, the defendants in the consolidated actions filed motions to dismiss all of the cases in the litigation (including the case involving Marimba). On February 19, 2003, the court ruled on the motions and granted Marimba’s motion to dismiss the claims against it under Section 10(b) and Rule 10b-5. The motions to dismiss the claims under Section 11 were denied as to virtually all of the defendants in the consolidated cases, including Marimba. In addition, the Marimba individual defendants in the litigation each signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. On June 30, 2003, a special committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Marimba and Marimba’s individual defendants for the conduct alleged in the action to be wrongful. Marimba would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert and release certain potential claims Marimba may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Marimba’s insurers. The special committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Marimba’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the litigation. In the event the settlement is not consummated, the defense of the litigation may increase our expenses and divert our management’s attention and resources. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, and any unfavorable outcome could have a material adverse impact on our business, financial condition and operating results.

Fiduciary Suit. On April 30, 2004, an alleged holder of Marimba’s common stock filed a purported class action lawsuit in California Superior Court for the County of Santa Clara. The complaint names as defendants Marimba, Inc. and each member of our board of directors. The complaint alleges that, in pursuing the transaction with BMC Software and approving the merger agreement, the directors violated their fiduciary duties to the holders of Marimba’s common stock by, among other things, failing to obtain the highest price reasonably available, tailoring the terms of the transaction to meet the needs of BMC Software, engaging in self-dealing and obtaining personal financial benefits not shared equally by the plaintiffs and other stockholders. The complaint also alleges that the merger agreement resulted from a flawed process designed to ensure a sale to one buyer. The complaint seeks a preliminary and permanent injunction to enjoin Marimba from consummating the acquisition until Marimba implements a process to seek a higher price, as well as attorney’s fees and costs and other remedies. Based on our review of the complaint, we believe that the allegations in the complaint are without merit and intend, along with our directors, to defend the lawsuit vigorously

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 to January 31, 2004	—		—	—	—
February 1, 2004 to February 29, 2004	21,780	*	$6.25	—	—
March 1, 2004 to March 31, 2004	—		—	—	—
Total	21,780	*	$6.25	—	—

*	The terms of the stock options granted under certain of our equity incentive plans allow employees to surrender shares of Marimba common stock as payment towards the exercise price and tax withholding obligations in connection with the exercise of a stock option. In February 2004, one employee surrendered 21,780 shares, valued at $6.25 per share (equal to the closing price of Marimba’s common stock on the date of such exercise), as payment for such obligations.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Proposed Acquisition by BMC Software

On April 29, 2004, we entered into a definitive agreement to be acquired by BMC Software, Inc. Pursuant to the agreement, upon the closing, each outstanding share of Marimba common stock would be exchanged for the right to receive $8.25 in cash without interest, and outstanding Marimba stock options would be assumed by BMC and converted into BMC stock options. The merger is conditioned upon, among other things, approval by Marimba’s stockholders, clearance under applicable antitrust laws, no pending or threatened litigation seeking to prevent the merger, and other customary closing conditions. We currently expect that the merger will be consummated in the third calendar quarter of 2004.

Changes in Executive Team

Effective March 29, 2004, Bryant K. Macy was appointed as Vice President, Product Marketing of Marimba.

Effective May 31, 2004, Craig R. Parks has resigned as Vice President, Business Development of Marimba.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The exhibits listed in the Exhibit Index appearing at the end of this Form 10-Q are filed as part of this report.

(b) Reports on Form 8-K.

On January 29, 2004, we furnished a report on Form 8-K to report under Item 12 regarding our issuance of a press release announcing our financial results for the quarter ended December 31, 2003 and the holding of a conference call regarding those financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARIMBA, INC.

Date: May 14, 2004	By:	/s/ Andrew Chmyz

Andrew Chmyz Vice President, Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer and duly authorized officer)

EXHIBIT INDEX

		Exhibit Description	Incorporated by Reference				Filed
Exhibit Number			Form	File No.	Exhibit	Filing Date	Herewith

2.1		Agreement and Plan of Merger, dated April 28, 2004, by and among BMC Software, Inc., Malta Merger Subsidiary, Inc. and Marimba, Inc.	8-K		2.1	4/30/04

10.1	+	1999 Employee Stock Purchase Plan, as amended to date.					X

10.2	+	International Employee Stock Purchase Plan, as amended to date.					X

10.3	+	2004 Officers Incentive Plan.					X

10.4	+	2004 Officers Incentive Plan—Sales Vice Presidents.					X

10.5	+	Contract of Employment dated May 2, 2001 between Adrian Rayner and Marimba Software UK Limited, as amended to date, and Offer Letter from Marimba Software UK Limited to Adrian Rayner dated April 9, 2001.					X

31.1		Section 302 Certification of Principal Executive Officer.					X

31.2		Section 302 Certification of Principal Financial Officer.					X

32.1		Section 906 Certification of Chief Executive Officer and President.					X

32.2		Section 906 Certification of Vice President, Finance and Chief Financial Officer.					X

+	Indicates a management contract or compensatory plan or arrangement.

*	Marimba agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.